Form 10QSB
period 2007-06-30
CYBERDEFENDER CORP
filed 2007-09-11
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ___________________.

Commission File No. 0-

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in charter)

California	65-1205833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12121 Wilshire Boulevard, Suite 350, Los Angeles, California 90025
(Address of principal executive offices)

(310) 826-1781
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of shares of common stock, no par value, outstanding at September 10, 2007, was 12,223,914 shares.

Transitional Small Business Format
(Check one) Yes ☐ No ☒

Part I, Item 1. Financial Statements

CYBERDEFENDER CORPORATION
BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,693
Accounts receivable, net of allowance for doubtful accounts of $ 0	15,119
Deferred financing costs	948,755
Prepaid expenses	21,619
Deferred processing fees	81,453

Total Current Assets	1,167,639

PROPERTY AND EQUIPMENT, net	124,004

INTANGIBLE, net	33,334
DEFERRED FINANCING COSTS, net of current portion	636,818
OTHER ASSETS	23,254

Total Assets	$1,985,049

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$656,110
Accrued expenses	470,000
Accrued financing costs	400,000
Accrued expenses - registration rights agreement	304,387
Deferred revenue	1,066,556
Original Issue Discount notes payable	292,386
Current portion of capital lease obligation	17,880

Total Current Liabilities	3,207,319

CONVERTIBLE NOTES PAYABLE, net of discount	908,703

CAPITAL LEASE OBLIGATION, less current portion	34,000

Total Liabilities	4,150,022

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, no par value; 50,000,000 shares authorized; 12,173,914 issued and outstanding	3,561,821
Additional paid-in capital	5,426,701
Accumulated (deficit)	(11,153,495)

Total Stockholders’ Equity (Deficit)	(2,164,973)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,985,049

See accompanying notes to financial statements.

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

REVENUES:
Net sales	$628,442	$1,087,383	$1,294,579	$2,317,368

EXPENSES:
Advertising	133,810	232,624	245,450	516,720
Product development	45,186	449,499	279,951	843,289
Selling, general and administrative	1,280,731	520,804	2,365,530	1,640,325
Interest expense	377,627	33,047	736,698	56,371
Depreciation and amortization	25,339	23,634	50,614	47,236

Total Expenses	1,862,693	1,259,608	3,678,243	3,103,941

(LOSS) FROM OPERATIONS:	(1,234,251)	(172,225)	(2,383,664)	(786,583)

OTHER INCOME AND (EXPENSE):

Other Income	1	11,192	—	22,852
Other (Expense)	(4,415)	—	(4,415)	—
Loss on Registration Rights Agreement	(37,169)	—	(69,787)	—

Total Other Income and Expenses	(41,583)	11,192	(74,202)	22,852

(LOSS) BEFORE TAXES	(1,275,834)	(161,033)	(2,457,866)	(763,721)

INCOME TAX EXPENSE	600	200	800	400

NET (LOSS)	$(1,276,434)	$(161,233)	$(2,458,666)	$(764,121)

Basic and fully diluted net (loss) per share	$(0.10)	$(0.02)	$(0.20)	$(0.08)

Weighted Average Shares Outstanding:

Basic and fully diluted	12,173,914	9,394,987	12,173,914	9,369,677

See accompanying notes to financial statements.

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2007	2006
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	($2,458,666)	($764,120)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Accretion of loan discount	555,208	—
Loss on Registration rights agreement	69,787	—
Depreciation and amortization	50,614	47,236
Compensation expense from vested stock options	159,208	—
Changes in:
Accounts receivable	(10,912)	(48,352)
Due to/from officers	—	(30,103)
Prepaid and other assets	9,730	21,832
Deferred processing fees	360	38,477
Other assets	6,990	4,990
Accounts payable and accrued expenses	727,309	523,347
Deferred revenue	80,173	(253,339)
Cash Flows (Used In) Operating Activities:	(810,199)	(460,032)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of fixed assets	(5,425)	(11,012)
Proceeds from return of equipment	—	14,926
Cash Flows (Used In) Investing Activities	(5,425)	3,914

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from convertible notes payable	375,000	475,000
Payments on note payable - related party	—	(16,667)
Principal payments on capital lease obligation	(8,365)	(5,228)
Proceeds from exercise of stock options	—	833
Cash Flows Provided by Financing Activities	366,635	453,938

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(448,989)	(2,180)

CASH AND CASH EQUIVALENTS, beginning of period	549,682	251,972
CASH AND CASH EQUIVALENTS, end of period	$100,693	$249,792

Supplemental disclosures of cash flow information:
Income taxes paid	$17,857	$800
Cash paid for interest	$9,274	$2,237

See accompanying notes to financial statements.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2006 included in the Company’s Registration Statement on Form SB-2 as amended and filed on July 17, 2007.  The results for the six-month interim period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

CyberDefender Corporation (the “Company”) based in Los Angeles, California, is a provider of secure content management software. The Company develops and licenses security software and related services. The Company continues to bring to market advanced solutions to combat and prevent online information theft, unwanted advertisements, spam, Internet viruses, spyware and related computer threats.

On October 30, 2006, the Company’s board of directors and those shareholders holding a majority of the voting power approved a 0.93173414-for-1 reverse split of the Company’s common stock. The effective date of the split was October 31, 2006. All common stock amounts are shown on a post-split basis in these financial statements and notes.

Going Concern and Management’s Plans

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative cash flows from operations and has a working capital and a capital deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital and achieving profitable operations. As of August 31, 2007, the Company has raised $4,925,000 of capital to develop software and to build out a management team to deliver a new product to market. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern and Management’s Plans (Continued)

Historically, the Company’s revenues were derived from subscriptions to CyberDefender Anti-Spyware 2006 which included the initial download and one year of updates. The license to use the software was renewed annually with incentives for early renewals. The Company acquired new users with an online direct purchase offer. The offer, to scan a computer for spyware and then pay for removal of spyware, was broadcast in emails, banners and search ads.

In November 2006, the Company launched its new Internet security suite called CyberDefender FREE 2.0 that is free to the subscriber. Revenues are earned from advertising networks which pay the Company to display the advertiser’s advertisements inside the software. CyberDefender Early Detection Center is a version of the same software, without the advertising, which is paid for by the subscriber. The annual subscription rate for the version without ads ranges from $11.99 to $39.99, depending on the marketing or distribution channels used by the Company.

As of June 30, 2007, the Company had $100,693 in cash. Management believes that this cash and the $275,000 from an offering of $297,000 of face amount of the 7.41% Senior Secured Notes the Company has undertaken (See Note 8) will fund its operations through October 2007. The Company will need additional funds to continue its operations beyond October 2007. If additional financing is not available or is not available on acceptable terms, the Company may be unable to continue its operations.

In order to satisfy future cash requirements, management is actively pursuing additional financing to support expansion plans and ongoing operations. The Company currently has no firm agreements with any third parties for any future transactions and future financings.

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets ranging from three to seven years, using the straight-line method. Total depreciation expense was $17,281 and $13,903 for the six months ended June 30, 2007 and 2006, respectively.

Equipment under Capital Lease

The Company leases certain of its furniture and other equipment under agreements accounted for as a capital leases. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated using the straight-line method over the estimated useful lives.

Fair Value of Financial Instruments

Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

Revenue Recognition

The Company recognizes revenue from the sale of software licenses under the guidance of SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SEC Staff Accounting Bulletin (SAB) 104.

Specifically, the Company recognizes revenues from its CyberDefender Anti-Spyware 2006 (“CyberDefenderTM”) product when all of the following conditions for revenue recognition are met:

i.	persuasive evidence of an arrangement exists,

ii.	the product or service has been delivered,

iii.	the fee is fixed or determinable, and

iv.	collection of the resulting receivable is reasonably assured.

The Company sells its CyberDefenderTM software over the Internet. Customers order the product and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company licenses the customer to download CyberDefenderTM over the Internet. As part of the sales price, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (VSOE) does not exist for one or more of the elements. The arrangement is in substance a subscription and the entire fee is deferred until the month subsequent to the delivery date of the product and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

In November 2006, the Company launched a new product, CyberDefender FREE 2.0, which is free to the subscriber. Revenues are earned from advertising networks which pay the Company to display the advertiser’s advertisements inside the software. Under the guidance of SAB 104, the Company recognizes revenue from the advertising networks monthly based on a rate determined either by the quantity of the ads displayed or the performance of the ads based on the amount of times the ads are clicked by the user. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. At the present time the Company’s obligations do not include guarantees of minimum number of impressions. In the future if the Company’s obligations would include guarantees of minimum number of impressions, to the extent minimum guaranteed impressions are not met, the Company would defer recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Customers may choose to download a version of the same software, without advertising, and pay for the term license which allows the customer to use the products and receive product support coverage and content updates for a specified period, generally twelve months. The Company recognizes revenue on the paid software in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, as described above.

Deferred Processing Costs

The Company uses a third party to process its product sales. The Company pays a direct acquisition cost to the processor for each completed sale. These direct acquisition costs are deferred and recognized ratably over the term of the arrangement of the associated sale in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”. The third party processor refunds any direct acquisition cost paid to them on any credit card chargeback or on any product that is returned. The refunds are matched against the associated chargebacks and product returns.

Reserves for Product Returns

The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase”. Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs after a customer is automatically charged for a renewal license and subsequently, within 30 days of renewal, decides not to continue using the license or the credit card processed for renewal is no longer valid.  The Company’s third party processor of renewal sales is usually notified within 30 days by customers that they no longer wish to license the Company’s product.  The third party processor reduces the amounts due to the Company as a result of any chargeback during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the rebilling event and are recorded prior to closing the previous month’s accounting records.  As stated in the Company’s revenue recognition policy, revenue is deferred until the month subsequent to the renewal date and recognized ratably over the term of the arrangement. For the six months ended June 30, 2007 and 2006, the Company had accrued $0 for customer returns and chargebacks. The Company may voluntarily accept returns from a customer from time to time. The returns are charged against revenues upon receipt.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Risk

Revenues are concentrated in the software industry which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new technologies or capabilities could adversely affect operating results.

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

For the six months ended June 30, 2007 and 2006, advertising purchased from four (4) vendors accounted for 86% and 64% of the Company’s total advertising expense.

Income Taxes

The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income taxes are recorded to reflect tax consequences on future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2006 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2006 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

The Company does not have any unrecognized tax benefits as of June 30, 2007 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2007.

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There has been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development. For the six months ended June 30, 2007 and 2006, product development costs were $279,951 and $843,289, respectively. Further, as discussed in Note 3, the Company acquired the CyberDefenderTM software application during 2005.

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before June 30, 2007, which are applicable to the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

In accordance with SFAS No. 128, ”Earnings Per Share”, the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income/(loss) per common share is computed similar to basic income/(loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007 and 2006, there were 9,197,692 and 2,272,512 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value of the stock on the date of grant or the value of services which ever is more readily available. Stock option awards are valued using the Black-Scholes option-pricing model.

During the second quarter of 2007 the Company changed its policy about recognizing the compensation cost of the fair value of employee stock options. Prior to April 1, 2007 the Company had expensed those amounts based the vesting of the shares. The company has now elected to amortize those amounts using straight-line amortization over the vesting period in accordance with paragraph 42 of SFAS 123R. The effect of this change on the three and six months ended June 30, 2007 and 2006 is approximately $31,000 and $0.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NOTE 3 - INTANGIBLE

In January 2005, the Company entered into an asset purchase agreement with Unionway Int’l, LLC whereby the Company purchased certain assets of Unionway Int’l, LLC that principally included the software application Cyber-Defender™ and associated rights for $200,000 through the issuance of a note payable as disclosed in the following Note 5. The software technology purchased from Unionway Int’l, LLC is the core of the Company’s existing product. The asset is being amortized over the expected life of three years on a straight line basis. The amortization for the six months ended June 30, 2007 and 2006 is $33,333 and $33,333, respectively and the accumulated amortization is $150,000 as of June 30, 2007.

NOTE 4 - STOCKHOLDERS’ EQUITY

In January 2005, the Company implemented an Employee Stock Option Plan (“ESOP”), which consists of equity programs that provide for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of Stock appreciation rights, Stock Purchase Rights and awards of stock. Under the terms of the plan the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted is 931,734 shares.

On October 30, 2006, the Company adopted and approved the Amended and Restated 2006 Equity Incentive Plan that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of Stock appreciation rights, Stock Purchase Rights and awards of stock. Under the terms of the plan the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of stock based awards that may be granted is 1,375,000 shares.

On April 24, 2007, the Company granted to Ivan Ivankovich, the Company’s Chief Financial Officer, the option to purchase 120,000 shares of common stock under the Amended and Restated 2006 Equity Incentive Plan, at price of $1.00 per share with an estimated remaining fair value of $99,932 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.09 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, and volatility of 128%.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

A summary of stock option activity for the 2005 and 2006 plans is as follows:

	Six Months ended
	June 30, 2007		June 30, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	1,441,613	$0.74	815,268	$0.0107

Granted	174,000	$1.00	—	—

Exercised	—	—	(100,939)	$0.0107

Cancelled	(273,854)	$1.00	—	—

Cancelled	—	—	(388,223)	$0.0107

Outstanding, end of period	1,341,759	$0.73	326,106	$0.0107

Exercisable, end of period	617,518	$0.64	146,497	$0.0107

As of June 30, 2007 and 2006, 724,741 and 179,609 of the options granted are not vested with an estimated remaining value of $561,805 and $1,921 and a weighted average vesting life of 2.01 years. At June 30, 2007 and 2006, 617,518 and 146,497 of these options were exercisable with an estimated value of $412,634 and $1,568, respectively, and a remaining estimated contractual term of 8.85 years. The weighted average remaining contractual life of all options outstanding at June 30, 2007 is 8.96 years.

During the six months ended June 30, 2006, 100,939 of employee stock options were exercised for total proceeds to the Company of $1,083. The Company issued 100,939 shares of its common stock to two employees.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

In January 2005, the Company entered into an asset purchase agreement with Unionway Int’l, LLC whereby the Company purchased certain assets of Unionway Int’l, LLC that principally include the software application Cyber-Defender™ and associated rights for $200,000. The Company paid $8,333 at closing and issued a promissory note in connection with the purchase to Unionway Int’l, LLC for $191,667. The terms of the note provided for monthly payments due on the first of each month in the amount of $8,333. Interest accrued at the rate of 7% per annum and was payable in a lump sum on September 1, 2007, provided that such interest would be waived if all payments are received by Unionway Int’l, LLC by the third day of each month. In addition the Company retained the principal of Unionway Int’l, LLC as an employee and issued an Incentive Stock Option to him for the purchase of 326,106 shares of the Company’s common stock. The exercise price is $0.0107 per share. The first 186,347 share options vest over a period of 24 months at the rate of 7,765 shares per month. The option to purchase 46,587 share options shall vest if the Company enters into a binding agreement to sell all or part of the Company in a transaction in which the Company is valued at $201 million. The option to purchase the remaining 93,173 option shares shall vest if the Company enters into a binding agreement to sell all or part of the Company in a transaction in which the Company is valued at $250 million. The Company ceased making payments in March 2006 and was in default under the terms of the note. Unionway Int’l, LLC waived the default and accepted 186,347 shares of the Company’s common stock as payment of the remaining balance on the note, which was $83,335. The Company issued the common stock on October 1, 2006.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - CONVERTIBLE NOTES PAYABLE

10% Senior Convertible Debentures

On September 12, 2006, the Company entered into a Securities Purchase Agreement with 13 accredited investors pursuant to which it sold 10% secured convertible debentures in the aggregate principal amount of $3,243,378 and common stock purchase warrants to purchase an aggregate of 3,243,378 shares of the Company’s common stock at $1.00 per share that also included a registration rights agreement. The debentures mature on September 12, 2009 and bear interest at the rate of 10% per year, payable quarterly.

Under the terms of the agreement, the Company is obligated to register for resale at least 130% of the shares of its common stock issuable upon the conversion of the 10% secured convertible debentures and the exercise of the common stock purchase warrants. However, the agreement also prohibits the Company from registering shares of common stock on a registration statement that total more than one-half of the issued and outstanding shares of common stock, reduced by 10,000 shares.

If a registration statement was not filed within 30 days of the date of the 10% secured convertible debentures, or was not effective 120 days from the date of the 10% secured convertible debentures, which was January 10, 2007, or if the Company did not respond to an SEC request for information during the registration period within 10 days of notice, the Company was required to pay to each holder of its 10% secured convertible debentures an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate subscription amount paid by each holder. The Company, (1) will not be liable for liquidated damages with respect to any warrants or warrant shares, (2) in no event will the Company be liable for liquidated damages in excess of 1.5% of the aggregate subscription amount of the holders in any 30-day period, and (3) the maximum aggregate liquidated damages payable to a holder is eighteen percent (18%) of the aggregate subscription amount paid by such holder up to a maximum aggregate liquidated damages of 18% of the total amount of the secured convertible debentures, or $583,808 . If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest at a rate of 18% per annum to the holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest, are paid in full. The partial liquidated damages apply on a daily pro-rata basis for any portion of a month.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - CONVERTIBLE NOTES PAYABLE (Continued)

Pursuant to Amendments No.1 and No. 2 to the Registration Rights Agreement, the holders of the Company’s 10% secured convertible debentures agreed to extend the filing date of the Registration Statement to November 3, 2006, and agreed to waive their rights to enforce the liquidated damages clause for the initial filing of the Registration Statement. The Company did not meet the 10 day response period for responding to an SEC request for additional information nor did the Company meet the target registration statement effectiveness date of January 10, 2007. The holders did not agree to waive the liquidated damages that accrued due to the Company’s failure to meet the 10 day period for responding to an SEC request for additional information nor have the holders agreed to waive the liquidated damages that accrued due to the Company’s failure to have the registration statement declared effective by January 10, 2007.

In accordance with FSP EITF 00-19-02, “Accounting for Registration Payment Arrangements”, the Company believed, at the time the 10% secured debentures were issued, that it was probable that it would be in violation of certain filing provisions within the Registration Rights Agreement and has accordingly recorded $111,897 as a discount to the 10% secured convertible debentures. In addition, at December 31, 2006 the Company had recorded a contingent liability of $234,600 in total estimated liquidated damages calculated through April 30, 2007, the date the Company believed, at that time, that its Registration Statement would be effective. On March 23, 2007 the Company entered into a consent and waiver agreement as more fully described below that determined the actual liquidated damages to be $169,917 calculated through March 23, 2007 and covering the period through April 30, 2007 which amount is included in accrued expenses at June 30, 2007.

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 20, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 20, 2007 of $134,470 which is included in accrued expenses at June 30, 2007.

As mentioned previously in this Note 6, the Company was in default of the Registration Rights Agreement it signed in conjunction with the sale of the 10% secured convertible debentures because it failed to meet certain filing requirements for the Company’s registration statement under the terms of the Registration Rights Agreement. This default resulted in a default under the terms of the 10% secured convertible debentures which permits the debenture holders the right to elect to declare the entire outstanding principal amount of the debentures, plus all accrued interest and liquidated damages, immediately due and payable.

On March 23, 2007, the Company received, from the holders of these 10% secured convertible debentures, a consent and waiver of the defaults under the Registration Right Agreement and the default under the terms of the 10% secured convertible debentures.

Pursuant to the 10% Secured Convertible Debenture and the Registration Rights Agreement that the Company signed on September 12, 2006, the Company was required to make an interest payment to the debenture holders on April 1, 2007 and as described previously in this Note 6, as of July 20, 2007 the Company was obligated to pay liquidated damages to the debenture holders in the amount of $304,387 for liquidated damages.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - CONVERTIBLE NOTES PAYABLE (Continued)

The Consent and Waiver allows the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder of a 10% secured convertible debenture. For payment of the debenture holder’s pro rata portion of the April 1 interest payment, the debenture holder could choose to increase the principal amount of his 10% convertible debenture by the pro rata interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the debenture holder’s pro rata portion of the liquidated damages, each selling shareholder has the same choice, that is, either to increase his 10% convertible debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the debenture holder’s were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company could be required to issue up to a total of 410,195 shares of the Company’s common stock. The Consent and Waiver allows the Company to issue these shares without triggering the anti-dilution rights discussed above.

The Consent and Waiver allows the Company to issue to Oceana Partners, LLC, without triggering the anti-dilution rights, 50,000 shares of common stock in consideration for research coverage for a 12 month period.

The holders of certain shares and warrants for the purchase of common stock issued in conjunction with the sale of the Company’s previously issued secured convertible notes from November 2005 through March 2006, which were converted on September 12, 2006, also have certain registration rights. These holders agreed to defer their rights to require registration of their securities on the registration statement we filed, however, they have maintained the rights to piggyback on future registration statements filed by the Company.

The Company has accounted for the debentures according to FAS 133, EITF 00-19, EITF 00-19-2, EITF 98-5 and EITF 00-27. The Company has accounted for the registration rights arrangement under the guidance of EITF 00-19-2 and the warrants as permanent equity under the guidance of FAS 133 and EITF 00-19. The value of the debentures was allocated between the debentures, the registration rights arrangement and the warrants, including the beneficial conversion feature, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the beneficial conversion feature, is being amortized over the term of the debentures. The Company amortized $525,592 to interest expense for the six months ended June 30, 2007. The remaining unamortized warrant and beneficial conversion feature value of $2,334,675 is recorded as a discount on these convertible notes payable on the accompanying balance sheet.

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options, issued in November 2006, were valued at $374,531 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, and volatility of 128%. These costs are being amortized over the term of the debentures.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - CONVERTIBLE NOTES PAYABLE (Continued)

The Company recorded amortization of $264,614 to financing expense during the six months ended June 30, 2007 related to these debentures. The unamortized amount of $1,167,500 is recorded as part of the deferred financing costs in the accompanying balance sheet.

Convertible notes payable consist of the following:

June 30, 2007
10% debentures outstanding	$3,243,378
Unamortized discount on debentures	(2,334,675)
Convertible notes payable, net	$908,703

On June 15, 2007, the Company received from the holders of these 10% secured convertible debentures, a consent and waiver of the defaults under the Registration Right Agreement and the default under the terms of the 10% secured convertible debentures.

NOTE 7 - ORIGINAL ISSUE DISCOUNT NOTES PAYABLE

7.41% Senior Secured Original Issue Discount Notes

In April and May 2007, the Company sold $405,000 in face amount of the 7.41% Senior Secured Original Issue Discount Notes (7.41% Notes) and warrants to purchase 187,500 shares of the Company’s common stock for a purchase price of $375,000. The 7.41% Notes are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning six months after issuance of the warrant. The Company has accounted for the debentures according to FAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company has accounted for the warrants as permanent equity under the guidance of FAS 133 and EITF 00-19. The value of the 7.41% Notes was allocated between the original issue discount (OID), the warrants and the debentures which amounted to $30,000, $112,229 and $262,771, respectively. The discount related to the OID and warrants of $142,229 will be amortized over the one year term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued at $160,162 using the Black-Scholes option pricing model with the following assumption: term of 5 years, a risk-free interest rate of 4.69%, a dividend yield of 0% and volatility of 124%. The amount of discount amortized during the six months ended June 30, 2007 and 2006 was $29,615 and $0, respectively.

As part of the Consent and Waiver, as described above in Note 6, the 10% senior convertible debenture holders agreed to allow the Company to sell the $864,000 face amount of 7.41% Notes in exchange for warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $128,036 using the Black-Scholes option pricing model with the following assumption: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 124%. These costs are being amortized over the term of the 7.41% Notes.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - ORIGINAL ISSUE DISCOUNT NOTES PAYABLE (Continued)

As part of the issuance of the 7.41% Notes the Company has agreed to issue to Oceana Partners and Carlin Capital 400,000 shares of common stock valued at $1.00 per share. The value of $400,000 was recorded as deferred financing cost and will be amortized over the term of the 7.41% Notes.

The Company recorded amortization of $109,963 to financing expense related to the 7.41% Notes during the six months ended June 30, 2007. The unamortized amount of $418,073 is recorded as part of the deferred financing costs in the accompanying balance sheet.

7.41% Notes payable consist of the following:

June 30, 2007
7.41% notes outstanding	$405,000
Unamortized discount on notes	(112,614)
7.41% notes payable, net	$292,386

Note 8 - Subsequent Events

In August 2007, the Company sold $297,000 in face amount of the 7.41% Notes and warrants to purchase 137,500 shares of the Company’s common stock for a purchase price of $275,000. The 7.41% Notes are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning six months after issuance of the warrant. The Company has accounted for the debentures according to FAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company has accounted for the warrants as permanent equity under the guidance of FAS 133 and EITF 00-19. The value of the 7.41% Notes was allocated between the original issue discount (OID), the warrants and the debentures which amounted to $22,000, $86,020 and $192,949, respectively. The discount related to the OID and the warrants of $108,020 will be amortized over the term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued at $121,091 using the Black-Scholes option pricing model with the following assumption: term of 5 years, a risk-free interest rate of 4.60%, a dividend yield of 0% and volatility of 134%.

On August 1, 2007, the Company granted to various employees the option to purchase 121,500 shares of common stock under the Amended and Restated 2006 Equity Incentive Plan, at price of $1.00 per share with an estimated remaining fair value of $65,090 using the Black-Scholes option pricing model with the following assumptions: an expected term of 6 years, a risk-free interest rate of 4.63%, a dividend yield of 0%, and volatility of 124%.

On August 15, 2007, the Company issued to Oceana Partners 50,000 shares of the Company’s common stock in consideration for research coverage for a 12 month period.

CYBERDEFENDER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS (Continued)

On August 17, 2007, the Company issued to Richardson & Patel, its legal counsel, 100,000 shares of the Company’s common stock as payment for general corporate legal services rendered that amounted to approximately $50,000. The issuance did not relate to services that related to financing activities.

On August 30, 2007 Mr. Bing Liu, our Chief Software Architect, resigned as an employee and began providing services to us as a consultant under a Consulting Agreement (the “Agreement”). The term of the Agreement is six months, but the Agreement may be terminated by either party upon 30 days notice, or immediately if Mr. Liu fails to discharge his obligations under the Agreement. Upon execution of the Agreement we paid Mr. Liu the sum of $7,500 and we have agreed to pay him the sum of $4,000 per month in exchange for his services. We will reimburse Mr. Liu for expenses incurred by him in rendering services under the Agreement. We have also agreed that Mr. Liu will have a period of 24 months to exercise any vested options and that one-half of any options remaining unvested on December 31, 2007 will vest. Mr. Liu will also have a period of 24 months to exercise these options. Any options remaining unvested will vest in equal increments over 34 months. If Mr. Liu does not receive the payment of any unpaid salary currently due to him by December 31, 2007, then any unvested options will immediately vest. Mr. Liu is currently owed $63,281 in unpaid salary. Mr. Liu has options to purchase a total of 661,884 shares of our common stock. Of this amount, his right to purchase 256,301 shares is currently vested. Subject to the terms of the Agreement, the remaining options are to vest in equal increments over a period of 24 months from the date of grant or upon the attainment of certain milestones. Mr. Liu will continue his duties as Chief Software Architect and will assist us with recruiting a Chief Technology Officer or Vice-President of Software Development. Mr. Liu will continue to provide services to us as a member of our board of directors.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB filed by CyberDefender Corporation (referred to as “the company”, “we”, “us” or “our”) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	whether we will be able to find financing as and when we need it;

•	whether there are changes in regulatory requirements that adversely affect our business;

•	whether we are successful in promoting our products;

•	whether we can protect our intellectual property and operate our business without infringing on the intellectual property rights of others;

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We are a provider of secure content management software based in Los Angeles, California. We develop and license security software. Our mission is to bring to market advanced solutions to combat and prevent online information theft, unwanted advertisements, spam, Internet viruses, spyware and related computer threats.

We have developed a Collaborative Internet Security Network (CISN) (also known as “early Network”™) which is based on certain technology principles commonly found in a peer-to-peer network infrastructure. A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network. This means that when a threat is detected from a computer that is part of the CISN, the threat is relayed to our Early Alert Center. The Early Alert Center tests, grades and ranks the threat, automatically generates definition and signature files based on the threat, and relays this information to the Alert Server, in some cases after a human verification step. The Alert Server will relay the information it receives from the Early Alert Center to other machines in the CISN, and each machine that receives the information will, in turn, relay it to other machines that are part of the CISN. This protocol allows us to rapidly distribute alerts and updates regarding potentially damaging viruses, e-mails and other threats to members of the CISN, without regard for the cost of the bandwidth involved. Because cost is not a factor updates can be continuous, making our approach significantly faster than the client/server protocols used by traditional Internet security companies that provide manual broadcast-updated threat management systems. Computer users join the CISN simply by downloading and installing our software.

Historically, our revenues were derived from subscriptions to our software. We sold one product, our CyberDefender Anti-Spyware 2006, at a price of $39.99, which included the initial download and one year of updates. The license to use the software was renewed annually, also at $39.99, with incentives for early renewals. . We do not offer a discount on the original purchase of the software license.

The initial sale of our software license to a subscriber does not contain a right to a discount to assure renewal of the second year subscription. Our discounts are not given on the original sale for a future purchase, rather, discounts are offered from time to time as a marketing tool to provide an incentive to renew to a current base of subscribers who are approaching their renewal period. If the subscriber renews at a discounted price, which may be 20% to50% of the annual license fee, we will recognize revenue from the sale ratably over the period of the license. We record the net revenue received and recognize the revenue in accordance with SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions” paragraph 49.

We acquired new users with an online direct purchase offer. The offer, to scan a computer for spyware and then pay for removal of the spyware found, was broadcast in emails, banners and search ads.

The following table summarizes our revenue during each quarter for both new sales of our software as well as for renewal sales.

	Sales
Quarter Ended	New	Renewal
March 31, 2006	$387,942	$842,044
June 30,2006	259,694	827,688
September 30, 2006	190,335	653,534
December 31, 2006	103,365	637,271
2006 Totals	$941,336	$2,960,537

March 31, 2007	$67,663	$598,473
June 30, 2007	$60,679	$567,764
Q1 - Q2 2007 Totals	$128,342	$1,166,237

In November 2006 we launched our new Internet security suite called CyberDefender Early Detection Center or CyberDefender FREE 2.0. CyberDefender FREE 2.0 is the ad-supported version, which is free to the subscriber because advertisers pay us to display their ads inside the software. CyberDefender Early Detection Center is a version of the same software, without ads, which is paid for by the subscriber. The annual subscription rate for the version without ads ranges from $11.99 to $39.99, depending on the marketing or distribution channels that we use.

Typically, a software developer gives away free versions of its software for a limited trial period. Very often, though, a user of free software will not purchase it once the trial period is over. There is no trial period for using our CyberDefender FREE 2.0 software with advertising, however. Once a subscriber downloads the software, it is his to keep and we receive payment from the advertisers. Otherwise, if the subscriber chooses, he may pay for an annual subscription to CyberDefender Early Detection Center without advertising. In this way, we will generate revenues from either the advertiser or the subscriber. This business model allows any computer user to obtain protection against Internet threats, regardless of his ability to pay. We made this change because we believe that the advertising revenue we may receive, in conjunction with the licensing fees we receive, could be substantial. We obtain the ads from ad networks, which are plentiful. Ad networks provide advertising for a website and share advertiser revenue each time the website visitors click on the ads. During the month that the ads are displayed on a subscriber’s computer, revenues will be earned from the ad networks each time an ad is shown (per impression) or when an ad is clicked (per click) or for each action taken by the subscriber after he clicks on the ad and visits to the advertiser’s website (per action).

Furthermore, we began to see that large security software companies were offering security suites, as opposed to single, stand-alone products. We determined that consumers would come to expect a suite of products that would provide comprehensive protection against Internet threats, rather than having to license several products. As a result of this decision, expenses related to software research and development increased significantly during the fiscal year ended December 31, 2006. We expect to continue to invest in our technology and expect that our research and development costs will be a significant component of our operating costs during the 2007 fiscal year.

While we were developing CyberDefender Early Detection Center/CyberDefender FREE 2.0, we slowed down our efforts in marketing our CyberDefender Anti-Spyware 2006 software so that we could devote more of our financial resources to the development of our new product. The expense of turning a previously marketing-focused publisher into a developer of a suite of Internet security products exceeded our revenues. During this period, our new user marketing was restricted to experimental activities. Therefore, as and when we needed cash, we sold our securities. To date, we have received $324,505 in cash or in the value of services performed for us by third parties, $4,275,000 from sales of convertible debt securities and $650,000 from the sales of our 7.41% Senior Secured Original Issue Discount Notes (referred to in this report as the “OID Notes”) that we undertook in April 2007.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue recognition. We recognize revenue from the sale of software licenses under the guidance of SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SEC Staff Accounting Bulletin (SAB) 104.

Specifically, we recognize revenues from our CyberDefender Anti-Spyware 2006 (“CyberDefenderTM”) product when all of the following conditions for revenue recognition are met:

•	persuasive evidence of an arrangement exists,

•	the product or service has been delivered,

•	the fee is fixed or determinable, and

•	collection of the resulting receivable is reasonably assured.

We sell our CyberDefenderTM software over the Internet. Customers order the product and simultaneously provide their credit card information to us. Upon receipt of authorization from the credit card issuer, we license the customer to download CyberDefenderTM over the Internet. As part of the sales price, we provide renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use our product and receive product support coverage and content updates for a specified period, generally twelve months. We invoice for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (VSOE) does not exist for one or more of the elements. The arrangement is in substance a subscription and the entire fee is deferred until the month subsequent to the delivery date of the product and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49.

We use a third party to process our product sales. We pay a direct acquisition cost to the processor for each completed sale. These direct acquisition costs are deferred and recognized ratably over the term of the arrangement of the associated sale in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”. The third party processor refunds any direct acquisition cost paid to it on any credit card chargeback or on any product that is returned. The refunds are matched against the associated chargebacks and product returns.

Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return. A chargeback occurs after a customer is automatically charged for a renewal license and subsequently, within 30 days of renewal, decides not to continue using the license or the credit card processed for renewal is no longer valid. The third party processor of renewal sales is usually notified within 30 days by a customer that the customer no longer wishes to license our product. The third party processor reduces the amounts due to us as a result of any chargeback during the preceding 30 day period. As a result, a majority of chargebacks occur within 30 days of the rebilling event and are recorded prior to closing the previous month’s accounting records. As stated in our revenue recognition policy, revenue is deferred until the month subsequent to the renewal date and recognized ratably over the term of the arrangement.

In November 2006, we launched a new product, CyberDefender FREE 2.0, which is free to the subscriber. Revenues are earned from advertising networks that pay us for displaying the advertiser’s advertisements inside the software. CyberDefender Early Detection Center is a version of the same software, without the advertising, which is paid for by the subscriber. The annual subscription rate for the version without ads ranges from $11.99 to $39.99, depending on the marketing or distribution channels we use.

Customers are permitted to return a product that has been paid for within 30 days from the date of purchase. During the three months ended March 31, 2007 and March 31, 2006, we did not accrue any sum for product returns or chargebacks as such returns and chargebacks are identified within the first 30 days of sale and are charged against our gross sales in the month that they occur. Our net revenue, including returns and chargebacks for each period, are deferred and recognized ratably over a 12 months period according to our revenue recognition policy.

Software Development Costs. We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. We have had very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development.

Stock Based Compensation and Fair Value of our Shares. We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Revenue

Total revenue was $628,442 and $1,294,579 for the three month and six month periods, respectively, ended June 30, 2007 as compared to total revenue of $1,087,383 and $2,317,368 for the three month and six month periods ended June 30, 2006, a decrease of $458,941 and $1,022,789 respectively or approximately 42% and 44%. This decrease in total revenue was due primarily to a decrease in the renewal sales of our CyberDefender Anti-Spyware 2006 product and limited sales of our Early Detection Center product as compared to renewal sales of our CyberDefender Anti-Spyware 2006 product that were generated during the three month and six month periods ended June 30, 2006. In addition, during the six month period ended June 30, 2007, our resources were primarily directed toward the marketing and delivery of the CyberDefender FREE 2.0 product, in order to build our user base, and less on the marketing and sale of our paid product, Early Detection Center.

Operating Expenses

Total operating expenses increased by $603,085 and $574,302 or approximately 48% and 19%, during the three month and six month periods ended June 30, 2007, to $1,862,693 and $3,678,243, respectively, as compared to $1,259,068 and $3,103,941 in total operating expenses for the three month and six month periods ended June 30, 2006. Operating expenses include advertising, product development, selling, general and administrative expense, interest and depreciation. A detailed explanation of the increase in operating expenses is provided in the discussion below.

Advertising

Advertising costs are comprised primarily of media and channel fees, including online advertising and related functional resources. Media and channel fees fluctuate by channel and are higher for the direct online consumer market than for the OEM, reseller and SMB markets. Advertising expenses decreased by $98,814 and $271,270 during the three month and six month periods ended June 30, 2007 to $133,810 and $245,450, respectively, as compared to $232,624 and $516,720 in advertising expenses during the three month and six month periods ended June 30, 2006. This decrease was due to a redirection of our financial resources from using advertising as a customer acquisition strategy to relying on public relations, traditional media and press releases to bring public awareness to the product. During the three month and six month periods ended June 30, 2007, four vendors accounted for 86% and 64% of our advertising expense, respectively.

Product Development

Product development expenses are primarily comprised of research and development costs associated with the continued development of our products. Product development expenses decreased by $404,313 and $563,338 during the three month and six month periods ended June 30, 2007 to $45,186 and $279,951 as compared to $449,499 and $843,289 in product development costs for the three month and six month periods ended June 30, 2006. This decrease occurred as a result of the completion of development and public release of our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product in the fourth quarter of 2006 and the redirection of our financial resources from software development to the marketing and distribution of our product. However, we expect to continue to invest in our technology and expect that our research and development costs will be a significant component of our operating costs during the 2007 fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of executive management salaries, legal and professional fees, rent and salaries of our support staff.

Selling, general and administrative expenses increased by $759,927 and $725,205 during the three month and six month periods ended June 30, 2007 to $1,280,731 and $2,365,530 as compared to $520,804 and $1,640,325 in selling, general and administrative expenses incurred during the three month and six month periods ended June 30, 2006. This increase is primarily attributable to an increase in financing costs, public relations costs, consulting and accounting services, stock compensation expenses and insurance.

Interest expense

Interest expense increased by $344,580 and $680,327, from $33,047 and $56,371 in the three month and six month periods ended June 30, 2006 to $377,627 and $736,698 in the three month and six month periods ended June 30, 2007. The increase in interest expense was due to the issuance of $3,243,378 in senior secured convertible debentures during the 2006 fiscal year as well as interest from the issuance of $405,000 in face amount of our OID Notes.

Public company costs

We expect to incur increased professional fees for audit, legal and investor relations services, and for insurance costs as a result of being a public company. We also anticipate that we may be required to hire additional accounting personnel as a public company.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents totaling $100,693. In the six months ended June 30, 2007, we generated negative cash flows of $448,989. Uses of cash during the six months ended June 30, 2007 included $810,199 of net cash used in operations.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2007 was primarily the result of our net loss of $2,458,666. Net loss for the six months ended June 30, 2007 was adjusted for non-cash items such as accretion of loan discount, loss on certain registration rights agreements we signed that resulted from our failure to timely register the securities that were the subject of the agreements, as more fully discussed at Note 6 of our financial statements, depreciation and amortization and compensation expense from the issuance of stock options. Other changes in working capital accounts include changes in accounts payable, accrued expenses, accrued expenses related to certain registration rights agreements we signed and deferred revenue.

Historically, our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers. During the six months ended June 30, 2007, we did not make any significant changes to our payment terms for our customers, which are generally credit card based.

The increase in cash related to accounts payable, accrued taxes and other liabilities was $727,310. Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the six months ended June 30, 2007, we did not make any significant changes to the timing of payments to our vendors, although our technology development and financing activities caused an increase in this category.

Our working capital deficit at June 30, 2007, defined as current assets minus current liabilities, was $(2.0) million as compared to a working capital deficit of $(0.8) million at December 31, 2006. The decrease in working capital of approximately $1.2 million from December 31, 2006 to June 30, 2007 was primarily attributable to an increase in notes payable due to the issuance of the OID Notes, accrued expenses associated with provisions in the registration rights agreement and an increase in deferred compensation due to officers, offset by deferred financing costs associated with the issuance of the OID Notes.

We expect to meet our obligations through the end of October 2007 as they become due through available cash and operating revenues. However, we cannot predict whether our evolution from a marketing-focused software publisher to a developer of a suite of Internet security products will be successful or what the effect on our business might be from the competitive environment in which we operate. We have eliminated certain operating costs since November 2006 through employee attrition, a reduction in executive salaries and a reduction in the number of independent contractors we employ due to the completion of the development and launch of our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product. These changes have significantly decreased the rate at which we use cash, from approximately $375,000 per month to a current average of approximately $150,000 per month. We continue to manage our operating costs and expect to continue to reduce the rate at which we use cash for operations. We are currently attempting to raise cash through the sale of our equity securities although there is no guarantee that we will be successful in doing so. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2007 was used primarily for the purchase of fixed assets. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to our hiring of employees and the rate of change in computer hardware and software used in our business.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2007 was provided to us primarily from the proceeds, in the amount of $375,000, that we received from the issuance of our OID Notes and from payments on capital lease obligations.

ITEM 3. CONTROLS AND PROCEDURES
Management carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because we do not yet have the financial ability to maintain an adequate number of full time accounting staff persons that we will need in order to do so. It is our intent to rectify this personnel shortage as soon as we have the funds to do so.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April and May 2007 we sold $405,000 in face amount of 7.41% Senior Secured Original Issue Discount Notes and warrants to purchase 187,500 shares of our common stock for a puchase price of $375,000. Each warrant permits the holder to purchase five shares of our common stock. The term of the warrants is five years and the warrants may be exercised at a price of $1.20 per share. We relied on section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 23, 2007 we received from the holders of our 10% Secured Convertible Debentures (the “Debentures”) a Consent and Waiver of defaults of the Debentures and of that certain Registration Rights Agreement that was signed in conjunction with the issuance of the Debentures. The holders of the Debentures agreed to accept shares of our common stock instead of cash as payment for the interest due on April 1, 2007 and for damages incurred under the Registration Rights Agreement. To date we have not yet issued the shares of common stock to pay the interest. The number of shares of common stock that we are required to issue is 658,207 shares. We intend to issue the shares as soon as practicable.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1) Incorporated by reference from Form SB-2 File No. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

Date: September 10, 2007	By:	/s/ Gary Guseinov
Gary Guseinov, President and
Chief Executive Officer

Date: September 10, 2007	By:	/s/ Ivan Ivankovich
Ivan Ivankovich, Chief Financial Officer