Form 10QSB
period 2007-09-30
CYBERDEFENDER CORP
filed 2007-11-16
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

Commission File No. 333-138430

CYBERDEFENDER CORPORATION

(Exact name of registrant as specified in charter)

California	65-1205833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12121 Wilshire Boulevard, Suite 350, Los Angeles, California 90025

(Address of principal executive offices)

(310) 826-1781

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of common stock, no par value, outstanding at November 16, 2007, was 12,794,191 shares.

Transitional Small Business Format
(Check one) Yes☐ No☒

Part I, Item 1. Financial Statements

CYBERDEFENDER CORPORATION
BALANCE SHEET
September 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-
Accounts receivable, net of allowance for doubtful accounts of $ 0	27,147
Deferred financing costs	812,029
Prepaid expenses	31,528
Deferred processing fees	1,818

Total Current Assets	872,522

PROPERTY AND EQUIPMENT, net	115,499

INTANGIBLE, net	16,667
DEFERRED FINANCING COSTS, net of current portion	504,148
OTHER ASSETS	23,254

Total Assets	$1,532,090

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$656,329
Accrued expenses	1,007,536
Accrued expenses - registration rights agreement	304,387
Deferred revenue	916,524
Notes payable, net of discount	529,452
Current portion of capital lease obligation	19,105

Total Current Liabilities	3,433,333

CONVERTIBLE NOTES PAYABLE, net of discount	1,176,580

CAPITAL LEASE OBLIGATION, less current portion	28,339

Total Liabilities	4,638,252

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, no par value; 50,000,000 shares authorized; 12,323,914 issued and outstanding	3,635,399
Additional paid-in capital	5,686,209
Accumulated (deficit)	(12,427,770)

Total Stockholders’ Equity (Deficit)	(3,106,162)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,532,090

See accompanying notes to financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

REVENUES:
Net sales	$544,956	$843,869	$1,839,535	$3,161,237

OPERATING EXPENSES:
Advertising	106,325	63,314	351,775	580,034
Product development	118,355	358,699	398,306	1,201,988
Selling, general and administrative	513,858	1,017,355	2,879,388	2,657,680
Depreciation and amortization	25,172	23,483	75,786	70,719
Total Operating Expenses	763,710	1,462,851	3,705,255	4,510,421

(LOSS) FROM OPERATIONS:	(218,754)	(618,982)	(1,865,720)	(1,349,184)

OTHER INCOME AND (EXPENSE):
Other Income	-	13,371	(4,415)	36,223
Loss on Registration Rights Agreement	-	-	(69,787)	-
Interest expense	(1,055,521)	(1,661,283)	(1,792,219)	(1,717,654)
Total Other Income and Expenses	(1,055,521)	(1,647,912)	(1,866,421)	(1,681,431)

(LOSS) BEFORE TAXES	(1,274,275)	(2,266,844)	(3,732,141)	(3,030,615)

INCOME TAX EXPENSE	-	400	800	800

NET (LOSS)	$(1,274,275)	$(2,267,294)	$(3,732,941)	$(3,031,415)

Basic and fully diluted net (loss) per share	$(0.10)	$(0.23)	$(0.30)	$(0.32)

Weighted Average Shares Outstanding:
Basic and fully diluted	12,272,803	9,765,770	12,225,013	9,500,441

See accompanying notes to financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,732,941)	$(3,031,415)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Beneficial Conversion - debt converted at below market	-	755,173
Value of warrants issued with conversion of debt	-	506,896
Additional shares to bridge note holders	-	200,000
Loss on Registration rights agreement	69,787	-
Amortization of debt discount	871,171	74,092
Depreciation and amortization	75,786	70,719
Compensation expense from vested stock options	332,694	-
Amortization of deferred financing costs	643,975	-
Deferred compensation	192,444	-
Shares issued for services	73,578	-
Changes in operating assets and liabilities:
Restricted cash	-	26,747
Accounts receivable	(22,940)	(1,512)
Prepaid and other assets	25,244	(220,867)
Deferred processing fees	79,995	57,226
Other assets	6,990	-
Accounts payable and accrued expenses	272,621	269,622
Deferred revenue	(69,859)	(513,958)
Cash Flows Used In Operating Activities:	(1,181,455)	(1,807,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,425)	(14,540)
Proceeds from return of equipment	-	14,926
Cash Flows Provided By (Used In) Investing Activities	(5,425)	386

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	650,000	3,575,000
Payments on note payable	-	(100,000)
Payments on note payable - related party	-	(16,667)
Principal payments on capital lease obligation	(12,802)	(7,927)
Proceeds from sale of stock	-	1,083
Cash Flows Provided by Financing Activities	637,198	3,451,489

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(549,682)	1,644,598

CASH AND CASH EQUIVALENTS, beginning of period	549,682	251,972

CASH AND CASH EQUIVALENTS, end of period	$-	$1,896,570

See accompanying notes to financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Supplemental disclosures of cash flow information:
Income taxes paid	$17,857	$800
Cash paid for interest	$9,274	$8,935

Supplemental schedule of non-cash financing activities:
Assets acquired through capital lease obligation	$-	$18,410
Conversion of convertible debt	$-	$1,262,069
Discount on debt financing	$128,038	$3,004,822
Discount on conversion of debt	$-	$506,896
Deferred financing costs to be paid by issuance of stock	$528,036	$1,375,046
Exchange of accounts payable for convertible notes payable	$-	$62,500

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2006 included in the Company’s Registration Statement on Form SB-2 as amended and filed on July 17, 2007.  The results for the nine-month interim period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Going Concern and Management’s Plans
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative cash flows from operations and has a working capital deficit and stockholder’s deficit, which raise substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital and achieving profitable operations. From inception through September 30, 2007, the Company has raised $4,925,000 from debt financing to develop software and to build out a management team to deliver a new product to market. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has incurred net losses of $3,732,941 and $3,031,415 during the nine months ended September 30, 2007 and 2006, respectively and had an accumulated deficit of $12,427,770 at September 30, 2007. The Company had no cash on hand as of September 30, 2007. Until our products provide us with the revenue we need to attain profitability, we intend to continue to raise money for operating capital through sales of our securities or by borrowing money. Management cannot assure that any financing arrangements will be available in amounts or on terms acceptable to the Company. If additional financing is not available or is not available on acceptable terms, the Company may be unable to continue its operations.

The Company currently has no firm agreements with any third parties for any future transactions and future financings.

Reclassification
To conform to the current year's presentation, as a result of management's continuing analysis of its operating activities, the Company reclassified interest expense from operating expenses to other income and (expenses).

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, realization of accounts receivables, recoverability of long-lived assets, determination of useful lives of intangibles, value of shares and options/warrants granted and valuation of deferred tax assets. Actual results could differ from those estimates and assumptions.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Property and Equipment
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets ranging from three to seven years, using the straight-line method. Total depreciation expense was $25,786 and $20,719 for the nine months ended September 30, 2007 and 2006, respectively.

Equipment under Capital Lease
The Company leases certain of its furniture and other equipment under agreements accounted for as capital leases. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated using the straight-line method over the estimated useful lives.

Fair Value of Financial Instruments
Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

Revenue Recognition
The Company recognizes revenue from the sale of software licenses under the guidance of  Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SEC Staff Accounting Bulletin (“SAB”) Nos. 101 and 104.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)
use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) does not exist for one or more of the elements. The arrangement is in substance a subscription and the entire fee is deferred until the month subsequent to the delivery date of the product and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49.

In November 2006, the Company launched a new product, CyberDefender FREE 2.0, which is free to the subscriber. Revenues are earned from advertising networks which pay the Company to display the advertiser’s advertisements inside the software. Under the guidance of SAB 104, the Company recognizes revenue from the advertising networks monthly based on a rate determined either by the quantity of the ads displayed or the performance of the ads based on the amount of times the ads are clicked by the user. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. At the present time the Company’s obligations do not include guarantees of a minimum number of impressions. In the future if the Company’s obligations would include guarantees of a minimum number of impressions, to the extent minimum guaranteed impressions are not met, the Company would defer recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Customers may choose to download a version of the same software, without advertising, and pay for the term license which allows the customer to use the products and receive product support coverage and content updates for a specified period, generally twelve months. The Company recognizes revenue on the paid software in accordance with SOP No. 97-2 as amended by SOP No. 98-9, as described above.

Deferred Processing Fees
The Company uses a third party to process its product sales. The Company pays a direct acquisition fee to the processor for each completed sale. These direct acquisition fees are deferred and recognized ratably over the term of the arrangement of the associated sale in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”. The third party processor refunds any direct acquisition fee paid to it on any credit card chargeback or on any product that is returned. The refunds are matched against the associated chargebacks and product returns.

Reserves for Product Returns
The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase”. Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs after a customer is automatically charged for a renewal license and subsequently, within 30 days of renewal,

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reserves for Product Returns (Continued)
decides not to continue using the license or the credit card processed for renewal is no longer valid.  The Company’s third party processor of renewal sales is usually notified within 30 days by customers that they no longer wish to license the Company’s product.  The third party processor reduces the amounts due to the Company as a result of any chargeback during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the rebilling event and are recorded prior to closing the previous month’s accounting records.  As stated in the Company’s revenue recognition policy, revenue is deferred until the month subsequent to the renewal date and recognized ratably over the term of the arrangement. For the nine months ended September 30, 2007 and 2006, the Company had accrued $0 for customer returns and chargebacks. The Company may voluntarily accept returns from a customer from time to time. The returns are charged against revenues upon receipt.

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

For the nine months ended September 30, 2007 and 2006, advertising purchased from four (4) vendors accounted for 47% and 74% of the Company’s total advertising expense.

Income Taxes
The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income taxes are recorded to reflect tax consequences on future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2006 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2006 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

The Company does not have any unrecognized tax benefits as of September 30, 2007 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2007.

Software Development Costs
The Company accounts for software development costs in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There has been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development expense. For the nine months ended September 30, 2007 and 2006, product development costs were $398,306 and $1,201,988, respectively. Further, as discussed in Note 3, the Company acquired the CyberDefenderTM software application during 2005.

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before September 30, 2007, which are applicable to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS No. 159 on its financial statements.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expandsthe disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

Earnings Per Share
In accordance with SFAS No. 128, ”Earnings Per Share”, the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income/(loss) per common share is computed similar to basic income/(loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended September 30, 2007 and 2006, there were 9,649,692 and 7,690,416 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

Stock Based Compensation
The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value of the stock on the date of grant or the value of services which ever is more readily available. Stock option awards are valued using the Black-Scholes option-pricing model.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – INTANGIBLE

In January 2005, the Company entered into an asset purchase agreement with Unionway Int’l, LLC whereby the Company purchased certain assets of Unionway Int’l, LLC that principally included the software application Cyber-Defender™ and associated rights for $200,000 through the issuance of a note payable as disclosed in the following Note 5. The software technology purchased from Unionway Int’l, LLC is the core of the Company’s existing product. The asset is being amortized over the expected life of three years on a straight line basis. The amortization for the nine months ended September 30, 2007 and 2006 is $50,000 and $50,000, respectively and the accumulated amortization is $183,333 as of September 30, 2007.

NOTE 4 – STOCKHOLDERS’ EQUITY

In January 2005, the Company implemented an Employee Stock Option Plan (“2005 Plan”), which consists of equity programs that provide for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of Stock appreciation rights, Stock Purchase Rights and awards of stock. Under the terms of the 2005 Plan the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted from the 2005 Plan is 931,734 shares.

On October 30, 2006, the Company adopted and approved the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of stock based awards that may be granted from the 2006 Plan is 1,375,000 shares.

On April 24, 2007, the Company granted to Ivan Ivankovich, the Company’s Chief Financial Officer, the option to purchase 120,000 shares of common stock under the 2006 Plan, at price of $1.00 per share with an estimated remaining fair value of $99,932 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.09 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, volatility of 128% and a forfeiture rate of 0%.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

On August 1, 2007, the Company granted to various employees options to purchase 126,500 shares of common stock under the 2006 Plan, at price of $1.00 per share with an estimated fair value of $45,341 using the Black-Scholes option pricing model with the following assumptions: an expected term of 6 years, a risk-free interest rate of 4.76%, a dividend yield of 0%, volatility of 124% and a forfeiture rate of 20%.

On August 15, 2007, the Company issued to Oceana Partners 50,000 shares of the Company’s common stock in consideration for research coverage valued at $50,000 for a twelve month period commencing August 1, 2007 thru July 31, 2008. The entire $50,000 was recognized as selling, general and administrative costs in the accompanying statement of operations for the three and nine months ended September 30, 2007.

On August 17, 2007, the Company issued to Richardson & Patel, its legal counsel, 100,000 shares of the Company’s common stock as payment for general corporate legal services rendered that amounted to $23,578. The issuance did not pay for services that related to financing activities.

On August 30, 2007 Mr. Bing Liu, a consultant performing the services of Chief Software Architect, resigned as an employee and began providing services to us as a consultant under a Consulting Agreement (the “Agreement”). The term of the Agreement is six months, but the Agreement may be terminated by either party upon 30 days notice, or immediately if Mr. Liu fails to discharge his obligations under the Agreement. Upon execution of the Agreement we the Company paid Mr. Liu the sum of $7,500 and it agreed to pay him the sum of $4,000 per month in exchange for his services. The Company will reimburse Mr. Liu for expenses incurred by him in rendering services under the Agreement. The Company also agreed that Mr. Liu will have a period of 24 months to exercise any vested options and that one-half of any options remaining unvested on December 31, 2007 will vest. Mr. Liu will also have a period of 24 months to exercise these options. Any options remaining unvested will vest in equal increments over 34 remaining months. If Mr. Liu does not receive the payment of any unpaid salary currently due to him by December 31, 2007, then any unvested options will immediately vest. Mr. Liu is currently owed $55,781 in unpaid salary. Mr. Liu has options to purchase a total of 661,884 shares of our common stock. Of this amount, his right to purchase 263,296 shares is currently vested. Due to the modification of the terms of the stock option agreements, the Company recognized compensation expense of $97,235, which is recorded in selling, general and administrative expenses.  Mr. Liu will continue his duties as a consultant performing the services of Chief Software Architect and will assist us with recruiting a Chief Technology Officer or Vice-President of Software Development. Mr. Liu will continue to provide services to us as a member of our board of directors.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

A summary of stock option activity for the 2005 and 2006 plans is as follows:

	Nine Months ended
	September 30, 2007		September 30, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	1,441,613	$0.74	815,268	$0.0107

Granted	300,500	$1.00	—	—

Exercised	—	—	(100,939)	$0.0107

Cancelled	(395,729)	$1.00	—	—

Cancelled	—	—	(388,223)	$0.0107

Outstanding, end of period	1,346,384	$0.74	326,106	$0.0107

Exercisable, end of period	689,129	$0.68	163,053	$0.0107

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2007 was $0.89 per option.

As of September 30, 2007, 657,255 of the options granted are not vested with an estimated remaining value of $551,600 and a weighted average vesting life of 1.99 years. At September 30, 2007, 689,129 of these options were exercisable with an estimated remaining contractual term of 8.85 years. The weighted average remaining contractual life of all options outstanding at September 30, 2007 is 8.96 years.

The Company recorded compensation expense associated with the issuance and modification of stock options of $332,694 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2006, 100,939 of employee stock options were exercised for total proceeds to the Company of $1,083.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – NOTE PAYABLE – RELATED PARTY

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

10% Senior Convertible Debentures
On September 12, 2006, the Company entered into a Securities Purchase Agreement with 13 accredited investors pursuant to which it sold 10% secured convertible debentures in the aggregate principal amount of $3,243,378 and common stock purchase warrants to purchase an aggregate of 3,243,378 shares of the Company’s common stock at $1.00 per share that also included a registration rights agreement. The debenture holders have the right to convert the 10% secured convertible debentures into 3,243,378 shares of common stock. The debentures mature on September 12, 2009 and bear interest at the rate of 10% per year, payable quarterly.

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

If a registration statement was not filed within 30 days of the date of the 10% secured convertible debentures, or was not effective 120 days from the date of the 10% secured convertible debentures, which was January 10, 2007, or if the Company did not respond to an SEC request for information during the registration period within 10 days of notice, the Company was required to pay to each holder of its 10% secured convertible debentures an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate subscription amount paid by each holder. The Company, (1) will not be liable for liquidated damages with respect to any warrants or warrant shares, (2) in no event will the Company be liable for liquidated damages in excess of 1.5% of the aggregate subscription amount of the holders in any 30-day period, and (3) the maximum aggregate liquidated damages payable to a holder is eighteen percent (18%) of the aggregate subscription amount paid by such holder up to a maximum aggregate liquidated damages of 18% of the total amount of the secured convertible debentures, or $583,808. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest at a rate of 18% per annum to the holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest, are paid in full. The partial liquidated damages apply on a daily pro-rata basis for any portion of a month.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

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

In accordance with FASB Staff Position Emerging Issues Task Force (“FSP EITF”) 00-19-02, “Accounting for Registration Payment Arrangements”, the Company believed, at the time the 10% secured debentures were issued, that it was probable that it would be in violation of certain filing provisions within the Registration Rights Agreement and has accordingly recorded $111,897 as a discount to the 10% secured convertible debentures. In addition, at December 31, 2006 the Company had recorded a contingent liability of $234,600 in total estimated liquidated damages calculated through April 30, 2007, the date the Company believed, at that time, that its Registration Statement would be effective. On March 23, 2007 the Company entered into a Consent and Waiver agreement as more fully described below that determined the actual liquidated damages to be $169,917 calculated through March 23, 2007 and covering the period through April 30, 2007 which amount is included in accrued expenses at September 30, 2007.

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $134,470 which is included in accrued expenses at September 30, 2007. At September 30, 2007, no payments for liquidated damages have been made.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

The Company was required to make an interest payment to the debenture holders on April 1, 2007 and as described previously in this Note 6, as of July 19, 2007 the Company was obligated to pay liquidated damages to the debenture holders in the amount of $304,387 for liquidated damages.

The Consent and Waiver allows the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder of a 10% secured convertible debenture. For payment of the debenture holder’s pro rata portion of the April 1 interest payment, the debenture holder could choose to increase the principal amount of his 10% convertible debenture by the pro interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the debenture holders pro rata portion of the liquidated damages, each selling shareholder has the same choice, that is, either to increase his 10% convertible debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the debenture holders were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company could be required to issue up to a total of 410,195 shares of the Company’s common stock. The Consent and Waiver allows the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents. Subsequent to September 30, 2007, the Company issued 370,277 shares to certain debenture holders pursuant to this Consent and Waiver (see Note 9.)

The Consent and Waiver allows the Company to issue to Oceana Partners, LLC, without triggering the anti-dilution rights, 50,000 shares of common stock in consideration for research coverage for a 12 month period (see Note 4).

The holders of certain shares and warrants for the purchase of common stock issued in conjunction with the sale of the Company’s previously issued secured convertible notes from November 2005 through March 2006, which were converted on September 12, 2006, also have certain registration rights. These holders agreed to defer their rights to require registration of their securities on the registration statement we filed; however, they have maintained the rights to piggyback on future registration statements filed by the Company.

The Company has accounted for the debentures according to SFAS No. 133, EITF 00-19, FSP EITF 00-19-2, EITF 98-5 and EITF 00-27. The Company has accounted for the registration rights arrangement under the guidance of FSP EITF 00-19-2 and the warrants as permanent equity under the guidance of SFAS No. 133 and EITF 00-19. The value of the debentures was allocated between the debentures, the registration rights arrangement and the warrants, including the beneficial conversion feature, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the beneficial conversion feature, is being amortized over the term of the debentures. The Company amortized $793,470 to interest expense for the nine months ended September 30, 2007. The remaining unamortized warrant and beneficial conversion feature value of $2,066,798 is recorded as a discount on these convertible notes payable on the accompanying balance sheet.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

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

The Company recorded amortization of $398,012 to financing expense during the nine months ended September 30, 2007 related to these debentures. The unamortized amount of $1,034,830 is recorded as part of the deferred financing costs in the accompanying balance sheet.

Convertible notes payable consist of the following:

September 30, 2007
10% debentures outstanding	$3,243,378
Unamortized discount on debentures	(2,066,798)
Convertible notes payable, net	$1,176,580

On September 21, 2007 the Company received from the holders of the 10% Secured Convertible Debentures (the “Debentures”) a Consent and Waiver of defaults of the Debentures and of that certain Registration Rights Agreement that was signed in conjunction with the issuance of the Debentures. The holders of the Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. To date the Company has not yet issued the shares of common stock to pay the interest. The number of shares of common stock that the Company is required to issue is 346,925 shares. The Company intends to issue the shares as soon as practicable.

NOTE 7 – ORIGINAL ISSUE DISCOUNT NOTES PAYABLE

7.41% Senior Secured Original Issue Discount Notes
In April and May 2007, the Company sold $405,000 in face amount of its 7.41% Senior Secured Original Issue Discount Notes (“7.41% Notes”) and warrants to purchase 187,500 shares of the Company’s common stock for a purchase price of $375,000. The “7.41% Notes” are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning six months after issuance of the warrant. The Company has accounted for the debentures according to SFAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company has accounted for the warrants as permanent equity under the guidance of SFAS 133 and EITF 00-19. The value of the 7.41% Notes was allocated between the original issue discount (“OID”), the warrants and the debentures which amounted to $30,000, $112,229 and $262,771, respectively. The discount related to the OID and warrants of $142,229 will be amortized over the one year term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.69%, a dividend yield of 0% and volatility of 124%.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – ORIGINAL ISSUE DISCOUNT NOTES PAYABLE (Continued)

In August 2007, the Company sold $297,000 in face amount of the 7.41% Notes and warrants to purchase 137,500 shares of the Company’s common stock for a purchase price of $275,000. The 7.41% Notes are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning six months after issuance of the warrant. The Company has accounted for the debentures according to SFAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company has accounted for the warrants as permanent equity under the guidance of SFAS 133 and EITF 00-19. The value of the 7.41% Notes was allocated between the OID, the warrants and the debentures which amounted to $22,000, $86,020 and $188,980, respectively. The discount related to the OID and the warrants of $108,020 will be amortized over the term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.60%, a dividend yield of 0% and volatility of 134%.

The Company recored $77,701 of interest expense related to the amortization of the OID notes and warrants.

As part of the Consent and Waiver, as described above in Note 6, the 10% senior convertible debenture holders agreed to allow the Company to sell the $864,000 face amount of 7.41% Notes in exchange for warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $128,038 using the Black-Scholes option pricing model with the following assumption: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 124%. These costs were recorded as deferred financing costs and will be amortized over the term of the 7.41% Notes. As part of the issuance of the 7.41% Notes the Company has agreed to issue to Oceana Partners and Carlin Capital 400,000 shares of common stock valued at $1.00 per share. The value of $400,000 was recorded as deferred financing cost and will be amortized over the term of the 7.41% Notes.

The Company recorded amortization of defered financing costs of $245,963 to financing expense related to the 7.41% Notes during the nine months ended September 30, 2007. The unamortized amount of $282,075 is recorded as part of the deferred financing costs in the accompanying balance sheet.

7.41% Notes payable consist of the following:

September 30, 2007
7.41% notes outstanding	$702,000
Unamortized discount on notes	(172,548)
7.41% notes payable, net	$529,452

Pursuant to the registration rights agreement the Company signed in connection with the offering of the 7.41% Notes, the Company was required to register 125% of the number of shares underlying the related Warrants. The Company was required to file a registration statement for this purpose within 180 days following the date that the units were sold, and the Company would be in default of the registration rights agreement if it failed to file the registration statement within 30 days following the expiration of the 180 day period. As of  September 30, 2007, the Company was not out of compliance with this requirement; however, as of November 11, 2007, the Company

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – ORIGINAL ISSUE DISCOUNT NOTES PAYABLE (Continued)

was in default of the registration rights agreement as to holders of $250,000 in principal amount of the 7.41% Notes. If the Company fails to discharge its obligations under the registration rights agreement, it will be required to pay the holders of the 7.41% Notes and related Warrants an amount in cash equal to 1.5% of the outstanding principal of the 7.41% Notes for each 30 day period (or part thereof) that the Company's in default. However, total liquidated damages under the Registration Rights Agreement are capped at 18% of the outstanding principal amount of the 7.41% Notes. The Company is not certain when it will be able to file the registration statement required by the Registration Rights Agreement.

NOTE 8 - CONTINGENCY

On September 18, 2007, a former employee of the Company alleged that the Company owed him approximately $50,000 in additional pay and demanded payment. Legal counsel for the Company has advised that at this stage, there are no unasserted claims which are probable or which, if asserted, would have an unfavorable outcome. The Company believes the threatened claim is without merit and intends to vigorously defend any assertion of the claim, if one is made. As a result, no amount has been accrued as a liability for this contingency.

Guarantees and Indemnities

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The Company has also indemnified a lender for certain environmental liability losses which may be incurred related to the corresponding land, building and improvements. The duration of these indemnities and guarantees varies and, l in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company hedges some of the risk associated with these potential obligations by carrying general liability insurance. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying statement of financial position.

NOTE 9 – SUBSEQUENT EVENTS

In October 2007, the Company sold $162,000 in face amount of its 7.41% Notes and warrants to purchase 137,500 shares of the Company’s common stock for a purchase price of $150,000. The 7.41% Notes are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning six months after issuance of the warrant. The Company has accounted for the debentures according to SFAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company has accounted for the warrants as permanent equity under the guidance of SFAS 133 and EITF 00-19. The value of the 7.41% Notes was allocated between the OID, the warrants and the debentures which amounted to $12,000, $50,331 and $99,669, respectively. The discount related to the OID and the warrants of $108,020 will be amortized over the term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued using the Black-Scholes option pricing model with the following assumption: term of 5 years, a risk-free interest rate of 4.50%, a dividend yield of 0% and volatility of 116%.

On October 1, 2007, the Company entered into a promissory note agreement with Gary Guseinov, the Company’s CEO, whereby Mr. Guseinov loaned the Company $28,078 at an interest rate of 5% per annum. The principal and accrued interest is due to be paid on January 3, 2008.

On October 1, 2007, the Company issued 216,877 shares of common stock to certain holders of the 10% secured debentures in exchange for cash payments for liquidated damages and the April 1, 2007 interest payment, as discussed in Note 6.

On October 25, 2007, the Company issued 100,000 shares of common stock to Richardson & Patel, its legal counsel, as payment for general corporate legal services. The issuance did not pay for services related to any financing activities.

On November 1, 2007, the Company issued 153,400 shares of common stock to certain holders of the 10% secured debentures in exchange for cash payments for liquidated damages and the April 1, 2007 interest payment, as discussed in Note 6.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS (Continued)

On November 5, 2007, the Company entered into a promissory note agreement with Chris Carlin, the Company’s financial advisor, whereby Mr. Carlin, loaned the Company $35,000 at an interest rate of 7% per annum. The principal and accrued interest will be repaid at the earlier of (i) the Company receiving at least $35,000 in gross proceeds from the sale of its debt or equity securities after the date of this note or (ii) January 15, 2008.

On November 9, 2007, the Company granted to various employees the option to purchase 50,000 shares of common stock under the 2006 Plan, at price of $1.40 per share with an estimated fair value of $51,789 using the Black-Scholes option pricing model with the following assumptions: an expected term of 5 and 6 years, a risk-free interest rate of 4.00%, a dividend yield of 0%, volatility of 116% and forfeiture rates of 4% and 20%.

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

The initial sale of our software license to a subscriber does not contain a right to a discount to assure renewal of the second year subscription. Our discounts are not given on the original sale for a future purchase, rather, discounts are offered from time to time as a marketing tool to provide an incentive to renew to a current base of subscribers who are approaching their renewal period. If the subscriber renews at a discounted price, which may be 20% to 50% of the annual license fee, we will recognize revenue from the sale ratably over the period of the license. We record the net revenue received and recognize the revenue in accordance with SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions” paragraph 49.

We acquired new users with an online direct purchase offer. The offer, to scan a computer for spyware and then pay for removal of the spyware found, was broadcast in emails, banners and search ads.

The following table summarizes our revenue during each quarter for both new sales of our software as well as for renewal sales.

	Sales
Quarter Ended	New	Renewal
March 31, 2006	$387,942	$842,044
June 30, 2006	259,694	827,688
September 30, 2006	190,335	653,534
December 31, 2006	103,365	637,271
2006 Totals	$941,336	$2,960,537

March 31, 2007	$67,663	$598,473
June 30, 2007	$60,679	$567,764
September 30, 2007	$72,982	$471,974
Q1 - Q3 2007 Totals	$201,324	$1,638,211

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

Typically, a software developer gives away free versions of its software for a limited trial period. Very often, though, a user of free software will not purchase it once the trial period is over. There is no trial period for using our CyberDefender FREE 2.0 software with advertising, however. Once a subscriber downloads the software, it is his to keep and we receive payment from the advertisers. Otherwise, if the subscriber chooses, he may pay for an annual subscription to CyberDefender Early Detection Center without advertising. In this way, we will generate revenues from either the advertiser or the subscriber. This business model allows any computer user to obtain protection against Internet threats, regardless of his ability to pay. We made this change because we believe that the advertising revenue we may receive, in conjunction with the licensing fees we receive, could be substantial. We obtain the ads from ad networks, which are plentiful. Ad networks provide advertising for a website and share advertiser revenue each time the website visitors click on the ads. During the month that the ads are displayed on a subscriber’s computer, revenues will be earned from the ad networks each time an ad is shown (per impression) or when an ad is clicked (per click) or for each action taken by the subscriber after he clicks on the ad and visits the advertiser’s website (per action).

Furthermore, we began to see that large security software companies were offering security suites, as opposed to single, stand-alone products. We determined that consumers would come to expect a suite of products that would provide comprehensive protection against Internet threats, rather than having to license several products. As a result of our decision to develop a security suite, expenses related to software research and development increased significantly during the fiscal year ended December 31, 2006. We expect to continue to invest in our technology as we developed additional features and functionality in our product.

While we were developing CyberDefender Early Detection Center/CyberDefender FREE 2.0, we slowed down our efforts in marketing our CyberDefender Anti-Spyware 2006 software so that we could devote more of our financial resources to the development of our new product. The expense of turning a previously marketing-focused publisher into a developer of a suite of Internet security products exceeded our revenues. During this period, our new user marketing was restricted to experimental activities. Therefore, as and when we needed cash, we sold our securities. To date, we have received $397,833 in cash or in the value of services performed for us by third parties, $4,325,000 from sales of convertible debt securities and $800,000 from the sales of our 7.41% Senior Secured Original Issue Discount Notes (referred to in this report as the “OID Notes”) that we undertook in April 2007.

We are continuing to roll-out our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product and, to date, revenues we receive from advertising or from those who license the product have not been adequate to support our operations. We expect that our expenses will continue to exceed our revenues for at least the next six to eight months. We currently have enough cash to fund our operations through November, 2007. In order to fund our operations beyond that date, we will be required to borrow money or to find other sources of financing. We do not have any commitments for financing at this time and we cannot guarantee that we will be able to find financing when we need it. If we are unable to find financing when we need it we may be required to curtail, or even to cease, our operations.

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

Specifically, we recognize revenues from our CyberDefenderTM Anti-Spyware 2006 product when all of the following conditions for revenue recognition are met:

•	persuasive evidence of an arrangement exists,

•	the product or service has been delivered,

•	the fee is fixed or determinable, and

•	collection of the resulting receivable is reasonably assured.

We sell our CyberDefenderTM Anti-Spyware 2006 software over the Internet. Customers order the product and simultaneously provide their credit card information to us. Upon receipt of authorization from the credit card issuer, we license the customer to download the product over the Internet. As part of the sales price, we provide renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use our product and receive product support coverage and content updates for a specified period, generally twelve months. We invoice for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (VSOE) does not exist for one or more of the elements. The arrangement is in substance a subscription and the entire fee is deferred until the month subsequent to the delivery date of the product and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49.

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

In November 2006, we launched a new product, CyberDefender FREE 2.0, which is free to the subscriber. Revenues are earned from advertising networks and search engine providers that pay us for displaying the advertiser’s advertisements inside the software and for search results generated by our users. CyberDefender Early Detection Center is a version of the same software, without the advertising, which is paid for by the subscriber. The annual subscription rate for the version without ads ranges from $11.99 to $59.99, depending on the marketing or distribution channels we use.

Customers are permitted to return a product that has been paid for within 30 days from the date of purchase. During the nine months ended September 30, 2007 and September 30, 2006, we did not accrue any sum for product returns or chargebacks as such returns and chargebacks are identified within the first 30 days of sale and are charged against our gross sales in the month that they occur. Our net revenues, including returns and chargebacks for each period, are deferred and recognized ratably over a 12 months period according to our revenue recognition policy.

Software Development Costs. We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. We have had very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development expense.

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

RESULTS OF OPERATIONS

Three and Nine months Ended September 30, 2007 Compared to Three and Nine months Ended September 30, 2006

Revenue

Total revenue was $544,956 and $1,839,535 for the three month and nine month periods ended September 30, 2007 as compared to total revenue of $843,869 and $3,161,237 for the three month and nine month periods ended September 30, 2006, respectively, a decrease of $298,913 and $1,321,702 respectively or approximately 34% and 41%. This decrease in total revenue was due primarily to a decrease in the renewal sales of our CyberDefender Anti-Spyware 2006 product and limited sales of our Early Detection Center product as compared to renewal sales of our CyberDefender Anti-Spyware 2006 product that were generated during the three month and nine month periods ended September 30, 2006. In addition, during the nine month period ended September 30, 2007, our resources were primarily directed toward the marketing and delivery of the CyberDefender FREE 2.0 product, in order to build our user base, and less on the marketing and sale of our paid product, Early Detection Center.

Operating Expenses

Total operating expenses decreased by $699,141 and $805,166 or approximately 48% and 18%, during the three month and nine month periods ended September 30, 2007, to $763,710 and $3,705,255, respectively, as compared to $1,462,851 and $4,510,421 in total operating expenses for the three month and nine month periods ended September 30, 2006. Operating expenses include advertising, product development, selling, general and administrative expense, interest and depreciation. A detailed explanation of the decrease in operating expenses is provided in the discussion below.

Advertising

Advertising costs are comprised primarily of media and channel fees, including online advertising and related functional resources. Advertising expenses increased by $43,011 during the three month period ended September 30, 2007, to $106,325 as compared to $63,314 in advertising expenses incurred during the three month period ended September 30, 2006. Advertising expenses increased during this period due primarily to our launch of new and more effective online advertising campaigns targeted to increase the number of product licenses sold.  Advertising expenses decreased by $228,259 during the nine month period ended September 30, 2007, to $351,775 as compared to $580,034 in advertising expenses incurred during the nine month period ended September 30, 2006. Advertising costs are variable and generally increase prior to a new partnership announcement or new product launch. During the nine month period ended September 30, 2007 and 2006, four vendors accounted for 47% and 60%, respectively, of our advertising expense, respectively.

Product Development

Product development expenses are primarily comprised of research and development costs associated with the continued development of our products. Product development expenses decreased by $240,344 and $803,682 during the three month and nine month periods ended September 30, 2007 to $118,355 and $398,306 as compared to $358,699 and $1,201,988 in product development costs for the three month and nine month periods ended September 30, 2006. This decrease occurred as a result of the completion of development and public release of our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product in the fourth quarter of 2006 and the redirection of our financial resources from software development to the marketing and distribution of our product. However, we expect to continue to invest in our technology and expect that our product development costs will be a significant component of our operating costs during the remainder of the 2007 fiscal year as we prepare to introduce new products, features and functionality during the 2008 fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of executive management salaries, legal and professional fees, rent and salaries of our support staff.

Selling, general and administrative expenses decreased by $503,497 and increased by $221,708 during the three month and nine month periods ended September 30, 2007 to $513,858 and $2,879,388 as compared to $1,017,355 and $2,657,680 in selling, general and administrative expenses incurred during the three month and nine month periods ended September 30, 2006. Selling, general and administrative expenses were affected by the timing of the filing of our registration statement which was declared effective on July 19, 2007. As a result, selling, general and administrative expenses for the three month period ended September 30, 2007 decreased as compared to the three month period ended September 30, 2006. We expect selling, general and administrative costs to increase in the near term as we raise more capital and launch various public relations and investor relation initiatives. We expect costs attributable to consulting, legal and accounting services, stock compensation expense and insurance to remain predictable and consistent with costs incurred during the current period.

Interest expense

Interest expense decreased by $605,762 and increased by $74,565, from $1,661,283 and $1,717,654 in the three month and nine month periods ended September 30, 2006 to $1,055,521 and $1,792,219 in the three month and nine month periods ended September 30, 2007. The increased interest expense during the three and nine month periods ended September 30, 2006 was due to the issuance of $3,243,378 in senior secured convertible debentures during the 2006 fiscal year and interest charges related to the beneficial conversion feature of the issuance of warrants in connection with this financing.

Public company costs

We expect to continue to incur professional fees for audit, legal and investor relations services, and for insurance costs as a result of being a public company. We believe that these costs will remain consistent with costs incurred during the current period.

We had a net loss of $(1,274,275) for the three months ended September 30, 2007 as compared to a net loss of $(2,267,294) for the three months ended September 30, 2006 and a net loss of $(3,732,941) for the nine months ended September 30, 2007 as compared to a net loss of $(3,031,415) for the nine months ended September 30, 2006. The decrease in net loss for the three months ended September 30, 2007 was primarily related to the decrease in interest expense, which decrease totaled $605,762. The increase in net loss for the nine months ended September 30, 2007 was related to the decrease in revenue, which decrease totaled $1,321,702. Basic loss per share for the three months ended September 30, 2007 was $(0.10) as compared to a basic loss per share of $(0.23) for the three months ended September 30, 2006. Basic loss per share for the nine months ended September 30, 2007 was $(0.30) per share as compared to basic loss per share of $(0.32) per share for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents totaling $0. In the nine months ended September 30, 2007, we used cash totaling $549,682. Uses of cash during the nine months ended September 30, 2007 included $1,181,455 of net cash used in operations.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2007 was primarily the result of our net loss of $(3,732,941). Net loss for the nine months ended September 30, 2007 was adjusted for non-cash items such as amortization of debt discount, loss on certain registration rights agreements we signed that resulted from our failure to timely register the securities that were the subject of the agreements, as more fully discussed at Note 6 of our financial statements, depreciation and amortization and compensation expense from the issuance of stock options. Other changes in working capital accounts include decreases in prepaid expenses and other assets, increases in accounts payable, accrued expenses and accrued expenses related to certain registration rights agreements we signed and a decrease in deferred revenue as a result of a decrease in the renewal sales of our CyberDefender Anti-Spyware 2006 product and limited sales of our Early Detection Center product.

Historically, our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers. During the nine months ended September 30, 2007, we did not make any significant changes to our payment terms for our customers, which are generally credit card based.

Accounts payable, accrued expenses provided cash in the amount of $272,621. Our operating cash flows, including increases in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors. We typically pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the nine months ended September 30, 2007, we did not make any significant changes to the timing of payments to our vendors, although expenses related to technology development and financing activities caused an increase in this category.

Our working capital deficit at September 30, 2007, defined as current assets minus current liabilities, was approximately $(2.5) million as compared to a working capital deficit of approximately $(0.8) million at December 31, 2006. The decrease in working capital of approximately $1.7 million from December 31, 2006 to September 30, 2007 was primarily attributable to an increase in notes payable due to the issuance of the OID Notes, accrued expenses associated with provisions in the registration rights agreements we signed in connection with the sale of our 10% secured convertible debentures and an increase in deferred compensation due to officers, offset by deferred financing costs associated with the issuance of the OID Notes.

We expect to meet our obligations through the end of November 2007. However, we cannot predict whether our evolution from a marketing-focused software publisher to a developer of a suite of Internet security products will be successful or what the effect on our business might be from the competitive environment in which we operate. We have eliminated certain operating costs since November 2006 through employee attrition, a reduction in executive salaries and a reduction in the number of independent contractors we employ due to the completion of the development and launch of our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product. These changes have significantly decreased the rate at which we use cash, from approximately $375,000 per month to a current average of approximately $150,000 per month. We continue to manage our operating costs and expect to continue to reduce the rate at which we use cash for operations. We are currently attempting to raise cash through the sale of our equity securities although there is no guarantee that we will be successful in doing so. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future. If we are unable to secure financing, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2007 was used primarily for the purchase of fixed assets. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to our hiring of employees and the rate of change in computer hardware and software used in our business.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2007 was provided to us primarily from the proceeds, in the amount of $650,000, that we received from the issuance of our OID Notes.

ITEM 3.	CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2007 we sold $702,000 in face amount of 7.41% Senior Secured Original Issue Discount Notes and warrants to purchase 325,000 shares of our common stock for a puchase price of $650,000. Each warrant permits the holder to purchase five shares of our common stock. The term of the warrants is five years and the warrants may be exercised at a price of $1.20 per share. We relied on section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

On August 15, 2007, we issued to Oceana Partners 50,000 shares of our common stock in consideration for research coverage valued at $50,000 for a twelve month period commencing August 1, 2007 thru July 31, 2008. In connection with the issuance of these securities, Oceana Partners made representations that it was an accredited investor within the meaning of Regulation D under the Securities Act. The issuance was exempt from registration requirements in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Pursuant to the Registration Rights Agreement we signed in connection with the offering of units consisting of OID Notes and OID Warrants, we are required to register 125% of the number of shares underlying the OID Warrants. We were required to file a registration statement for this purpose within 180 days following the date that the units were sold, and we were in default of the Registration Rights Agreement if we failed to file the registration statement within 30 days following the expiration of the 180 day period. As of November 11, 2007, we were in default of the Registration Rights Agreement as to holders of $250,000 in principal amount of the OID Notes. If we fail to discharge our obligations under the Registration Rights Agreement, we shall be required to pay the holders of the OID Notes and OID Warrants an amount in cash equal to 1.5% of the outstanding principal of the OID Notes for each 30 day period (or part thereof) that we are in default. However, total liquidated damages under the Registration Rights Agreement are capped at 18% of the outstanding principal amount of the OID Notes. We are not certain when we will be able to file the registration statement required by the Registration Rights Agreement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On September 21, 2007 we received from the holders of our 10% Secured Convertible Debentures (the “Debentures”) a Consent and Waiver of defaults of the Debentures and of that certain Registration Rights Agreement that was signed in conjunction with the issuance of the Debentures. The holders of the Debentures agreed to accept shares of our common stock instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. To date we have not yet issued the shares of common stock to pay the interest. The number of shares of common stock that we are required to issue is 346,925 shares. We intend to issue the shares as soon as practicable. As a result of the Consent and waiver, we are currently in compliance of the provisions of the 10% Secured Convertible debentures.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Consent and Waiver dated September 21, 2007*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1) Incorporated by reference from Form SB-2 File No. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

	By:	/s/ Gary Guseinov
Date: November 16, 2007		Gary Guseinov, President and
Chief Executive Officer

	By:	/s/ Ivan Ivankovich
Date: November 16, 2007		Ivan Ivankovich, Chief Financial Officer