Form 10-K
period 2007-12-31
CYBERDEFENDER CORP
filed 2008-04-15
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number	333-138430

CYBERDEFENDER CORPORATION
(Name of registrant in its charter)

California	65-1205833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

617 West 7th Street, Suite 401, Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(213) 689-8631

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There was no public market for the registrant’s common stock on June 29, 2007.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 28, 2008 the number of shares of the registrant’s classes of common stock outstanding was 14,565,688.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (eg., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

	Part IV

Item 15	Exhibits, Financial Statement Schedules	46

	Signatures and Certifications

	Financial Statements	F-1

Forward-Looking Statements

This report contains forward-looking statements throughout and in particular in the discussion at Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of this report, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	our lack of capital and whether or not we will be able to raise capital when we need it;

•	our ability to market and distribute or sell our product;

•	whether our plan to provide our product for free and to generate revenues through advertising is successful;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

i

PART I

Item 1.	Business

We were incorporated as Network Dynamics in California on August 29, 2003, and changed our name to CyberDefender Corporation on October 21, 2005. We are a provider of secure content management (commonly referred to as “SCM”) software. Our mission is to bring to market advanced solutions to combat and prevent online information theft, unwanted advertisements, spam, Internet viruses, spyware and related security threats. Individuals who use personal computers make up our subscriber base, therefore we are not dependent on any single customer or on a few major customers. While our product is available for downloading from our website, which makes it available to anyone in the world, we do not have a significant customer base outside of the United States.

Our business was originally built around the sale of a single product, our CyberDefender anti-spyware. During the period from our founding through 2004, our primary focus was on marketing and selling this product. In 2005, we acquired certain assets from Unionway International, LLC, an entity controlled by Mr. Bing Liu, one of our directors and a consultant. Among these assets was software that formed the basis for our Collaborative Internet Security Network.

On November 20, 2006 we stopped engaging in new sales of our product, CyberDefender Anti-Spyware 2006 (although we still continue to support the product and will continue upgrading it), and we began providing a suite of Internet security products called CyberDefender Early Detection Center, which is also provided as CyberDefender FREE 2.0. We decided to change our focus from being a marketing software publisher - that is, creating and marketing individual software products - to providing SCM software for two reasons.

First, we began to see that large security software companies, such as McAfee, Symantec and Trend Micro, were offering security suites as opposed to single, stand-alone products. A “silo” approach to threats, where separate specialized programs each protect against a different threat, is not only cumbersome and expensive, but it assumes that attackers will conform to these categories. In fact, many of the most dangerous attacks today are hybrid attacks, which combine two or more types of threats. An effective SCM software system should be able to protect against all of these threats, and we determined that consumers would come to expect a single product that would provide comprehensive protection against Internet threats, rather than having to license several products.

Secondly, we believed that the business model we had been using, where we offered free software for a limited trial period, could be improved since oftentimes the subscriber would not renew a subscription after the trial period expired. Rather than depend solely on revenues from the renewal of software licenses, we determined that we could also earn advertising revenues by partnering with other businesses that would use our software for advertising. The ads are aggregated from ad networks.  Ad networks provide advertising for a website and share advertiser revenue each time the website visitors click on the ads. During the month that the ads are displayed on a subscriber’s computer, revenues will be earned from the ad networks each time an ad is shown (per impression), when an ad is clicked (per click) or when the subscriber takes action after clicking on the ad and visiting the advertiser’s website. We offer CyberDefender FREE 2.0 as a free download in an ad-supported version and CyberDefender Early Detection Center, without ads, in exchange for the payment of a licensing fee. There is no trial period and no monthly or annual fee to pay for using CyberDefender FREE 2.0. Instead, we receive payment from the advertisers, typically at the end of each month. Subscribers who choose CyberDefender Early Detection Center pay for the license fees via credit card. The annual subscription rate for this version of the security suite ranges from $11.99 to $39.99, depending on the marketing and distribution channels that we use.

Once our CyberDefender Early Detection Center or CyberDefender FREE 2.0 suite of security products is downloaded, the subscriber becomes a part of our Collaborative Internet Security Network, which we sometimes refer to as CISN or “earlyNetwork”™. We believe that the CISN provides a unique approach to updating personal computer security. We have developed the CISN based on certain technology principles commonly found in a peer-to-peer network infrastructure. A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network. Therefore, as system demands increase, so does the system’s capacity. Our CISN is designed to reduce the lag time between the identification of a new security threat by our Early Alert Center and notification to the personal computers that are part of the CISN. The peer-to-peer network infrastructure allows us to provide a fluid, distributed system for alerts and updates, and to incorporate a universal threat definition system. This approach is different and, we believe, significantly faster than traditional Internet security companies that provide manual, broadcast-updated threat management systems. (See Figure 1 below.)

Figure 1

Collaborative Security Network Architecture	Traditional Client Server Architecture

Our CISN is an adaptive network of machines that defends automatically against a wide spectrum of software attacks and provides users with proprietary automated processes that rapidly identify and quarantine both known and emerging threats. Our customers obtain access to the CISN by downloading and installing our security suite (CyberDefender Early Detection Center or CyberDefender FREE 2.0) or the CyberDefender Security Toolbar, discussed below. As additional users are added to well-managed peer networks, the networks work better. The same is true of our collaborative security network. With more clients, threats are picked up faster and updates occur faster as well, because users of our software find peers more easily than they could an update server. Users of our software who cannot connect with other users will always be able to fall back on the Alert Server.

The nature of current SCMs, which assume a single point of threat capture, a cumbersome threat analysis system and an intermittent update system, creates a “coverage gap” which can delay alerts on important new infectious attacks for 12 hours or more. However, our proprietary technology quickly distributes threat updates to all computers that are part of the CISN. Other SCMs send updates in a scheduled batch. For example our system for generating threat reports, the Early Alert Center, first reported the Sasser.E virus at 11:52 p.m. on May 7, 2004. This was one to two days before other SCM software vendors announced their discoveries of the same virus. We believe we are the first to provide threat updates in this manner.

Using the CISN infrastructure instead of relying on expensive bandwidth for mass updates means that our updates are relayed securely throughout the CISN using each local user’s bandwidth. There is no need to wait for a scheduled update - updates are simply sent to the entire network in approximately one hour as opposed to 12 hours for a conventional network. The network responds quickly to new threats because it enlists all the machines in the CISN to act as listening posts for new threats. Our solution works well with existing security software and can operate as an additional layer of security on a desktop.

Industry Background

Secure Content Management (SCM) Market

The SCM market includes content security solutions designed to secure, monitor, filter and block threats from messaging and Internet traffic. According to information provided on the Internet by IDC, a global provider of marketing data, the worldwide SCM market was estimated to be $5.5 billion in 2005, representing a 23.3% growth rate over 2004. In comparison, the SCM market was $4.5 billion in 2004 and achieved 27.6% growth over 2003. The SCM market is forecast to increase to $10.5 billion in 2009, representing a five-year compound annual growth rate of 18.7%.

SCM protects against inbound threats such as spam, fraudulent emails, viruses, worms, trojans, spyware and offensive material. SCM solutions are also designed to protect against outbound threats such as confidential data, customer records, intellectual property and offensive content leaving an organization.

Three specific product areas comprise SCM:

Antivirus software identifies and/or eliminates harmful software and macros by scanning hard drives, email attachments, disks, Web pages and other types of electronic traffic, for example, instant messaging and short message service (SMS), for any known or potential viruses, malicious code, trojans or spyware.

Web filtering software is used to screen and exclude from access or availability Web pages that are deemed objectionable or not business related. Web filtering is used by entities to enforce corporate Internet use policies as well as by schools, universities and home computer owners for parental controls.

Messaging security software is used to monitor, filter and/or block messages from different messaging applications, for example, e-mail, IM, SMS and P2P, containing spam, confidential information and objectionable content. Messaging security is also used by certain industries to enforce compliance with privacy regulations.

SCM Growth Drivers

Viruses, worms and spyware are serious threats facing businesses and consumers today because these programs can be used to steal personal information, enable identity theft, damage or destroy information stored on a computer and cause damage to legitimate software, network performance and productivity. These types of malicious programs are introduced to computers through:

(i) poor browser security as most browsers today are full of security holes that are exploited by hackers and criminals;

(ii) growing use of the Internet and e-mail as a business tool and preferred communication channel;

(iii) increased use of mobile devices to access key data;

(iv) opening networks to a flood of external traffic;

(v) continued rapid increases in spam as the majority of spam sent today originates from zombie machines remotely controlled by spammers;

(vi) explosive growth in spyware causing theft of confidential information, loss of employee productivity, consumption of large amounts of bandwidth, damage to desktops and a spike in help desk calls;

(vii) lack of industry standards in the computer software industry to define spyware, adware, viruses, phishing or other malicious code; and

(viii) flaws in operating systems that contribute to the wide range of current Internet security threats, particularly if users do not update their computers with patches.

As a result of the foregoing factors, the SCM market developed and continues to expand in order to respond to the ever-evolving threats presented by malicious programs.

Current Product Limitations

Many SCM software vendors have attempted to solve Internet security problems with a variety of software applications. Although many products exist today to address such security issues, these solutions face many limitations, including the following:

No Real-Time Security - Most antivirus and antispyware software applications do not protect personal computers against real-time threats. If new viruses or spyware exist on the Internet but do not reside in risk definition databases, most personal computers exposed to the threat will be infected. Typical virus protection software requires frequent downloads and updates to work properly. If a user does not download a patch timely, the user’s system may no longer be safe. By the time a new virus is announced, it may already be too late to take action, and an infection may have occurred. Also, new patches may take hours to install, decreasing work productivity.

Inability to Catch all Viruses and Malicious Content - Current threat analysis systems are not capable of detecting all malicious codes. With current security networks, software alone cannot detect unknown attacks - human involvement is required. Not only are threats not detected, but threats that are detected are resolved untimely due to intermittent update systems delaying user alerts.

Costly Updating - Most antispyware and antivirus software providers use a client-server network infrastructure to distribute new spyware and virus definitions. Such solutions are expensive to maintain because they rely on intensive data centers and networks to deliver updates, thereby using a significant amount of bandwidth, which is expensive to obtain. Also, vendors cannot afford to send threat updates continuously and therefore are slow to distribute them.

Every consumer or business using any networked device needs to have some form of Internet security. We plan to provide consumers and business users with a platform of products and services designed to protect against all types of security attacks.

Our Technology

Conventional Internet security companies use a cumbersome manual process to identify new threats, analyze threats in labs, and distribute threat updates to their user base. These security companies have to broadcast updates to each personal computer user individually in the network. Serious drawbacks to conventional broadcast updates exist, including the following:

•	The expense related to this process; the network cannot be updated in real-time, and instead is updated in batches spaced days apart.

•	Because broadcasting servers are a single point of distribution, they are vulnerable to “flooding” attacks that prevent clients from getting the needed updates.

•	A threat may block a client computer’s access to the broadcast server, disabling its ability to download an update for the threat.

We have addressed these shortcomings by developing the CISN to detect, analyze and quarantine new security threats. The CISN is not a conventional peer-to-peer network because the Alert Server is a required checkpoint for all client activities, thus assuring the integrity of the network. The CISN is a controlled publishing network that leverages the power of distributed bandwidth. Each client has a controlled role in relaying the threat updates to as many as 20 clients, thus allowing continuous release of threat updates.

Unusual behavior is detected by a personal computer equipped with our CyberDefender Internet security software. The potential threat may be anything from spam to a virus. The program puts the potential threat on standby, and reports it to our Early Alert Center’s Alert Server™. The Alert Server compares the threat to existing threat definitions. If the Alert Server does not recognize the threat, the threat is sent to our AppHunter™ for analysis.

AppHunter is an automated system that manages the threat analysis process. First, AppHunter tests the undefined threat on an isolated computer that is automatically wiped clean after each test. Based on the behavior of the test computer, AppHunter ranks the threat on a scale from one to ten. Rankings of five and above are classified as infectious (viruses). Additionally, AppHunter carries out a confidential set of proprietary verifications to ensure that the threat itself is not an attempt to deceive or hack the network.

As there is a wide set of possible attacks that do not qualify as viruses, our AppHunter is supplemented by a team of human technicians who classify threats that rank below 5 in severity. Threat definitions are added as quickly as possible to our definition database, which is then updated to our users via our CISN. We continually make changes to our technology to make sure that we address as many security concerns as possible.

We believe that our CISN may be the only network today that distributes information securely between the individual personal computer users who have installed our software, which we have sometimes referred to as “peers” in this discussion.

Using our peer-to-peer technology, our CyberDefender Alert Server notifies users of our software who, in turn, notify up to 20 other users in an ever-widening circle. This distributed notification process frees up the Alert Server to deal with incoming alerts from clients that have encountered unexpected behavior, and makes the network truly responsive and “in tune” with its users. Because the cost of updating using the CISN is very small, Alert Server can send out updates as fast as threats are confirmed, resulting in better security coverage. In general, from the time the first client has picked up the new threat to the updating of the network, about an hour passes. We believe that this process occurs roughly ten times faster than the updating of any other competitive system.

Products

CyberDefender Early Detection Center and CyberDefender FREE 2.0

Our CyberDefender Early Detection Center/CyberDefender FREE 2.0 - a complete Internet security suite - includes protection against viruses, spyware, phishing and spam, along with helpful security utilities. This product was launched in November 2006. CyberDefender Early Detection Center/CyberDefender FREE 2.0 currently performs all of the following functions for users:

•	automatically analyzes running executable files and assigns threat levels;

•	automatically analyzes e-mail attachment files from Outlook and assigns threat levels;

•	automatically blocks high-threat files and associated files;

•	provides an online advisory with detailed information on infected files;

•	undertakes a security audit that generates a daily report of security analysis and results;

•	the event viewer records application running-history and other critical activities;

•	automatically blocks infected e-mails;

•	blocks against known spyware, virus, spam-based and phishing attacks;

•	incorporates a Safe Search Toolbar that helps users search through a major search provider such as Google (generating “AdWords” revenue) and helps prevent users from accessing scam sites;

•	supports Microsoft Windows 98, 2000, NT, ME, XP and Vista;

•	updates itself as needed when a user goes online.

All or some of the features of this application will likely change from time to time to address new threats or business opportunities.

We currently provide two versions of this product. One version includes advertising and is provided to subscribers without charge. The other version, which does not have advertising, is available for licensing at an annual rate of $11.99 to $39.99, depending on the marketing and distribution channels that we use.

CyberDefender Security Toolbar and the safeSEARCH Toolbar

We believe that our security toolbar is one of the first anti-phishing and anti-hijacking toolbars in the market. As with CyberDefender Early Detection Center/CyberDefender FREE 2.0, persons who download our security toolbar become a part of the CISN. The toolbar may be downloaded free from our website. With the launch of the Early Detection Center, a simplified version of the Toolbar, called the safeSEARCH Toolbar, is provided with all copies of CyberDefender Early Detection Center/CybeDefender FREE 2.0. In addition safeSEARCH V2 allows users to rate sites that they visit. This allows other CyberDefender users to avoid less reputable sites and visit only the sites that are trusted. Our full toolbar will continue to be available on a private label or OEM basis.

CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™

On September 27, 2007 we announced the launch of CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™. These are enhanced versions of our security software. For an annual fee, CyberDefenderULTIMATE™ provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE™ provides year-round unlimited anti-malware support for a subscriber’s computer. These new security suites also include 2 gigabytes of online backup. These products are sold for $59.95 to $199.95 per year.

Potential Future Products

We have products in various stages of development, including the safeSEARCH toolbar V3 which is a social network designed to protect Internet users against identity theft and to allow users to rate websites. We cannot assure you that we will be successful in developing and marketing any of these products or that any of these products, if marketed, will produce significant revenues for us.

Technical Support

We have support staff that is available to help with software installations or other problems or questions via our website. Users of our software log onto our website and register their support issue. We maintain software support facilities at our Los Angeles office. For billing concerns we maintain both a website and live customer support also located in Los Angeles, California.

As noted above, on September 27, 2007 we announced the launch of enhanced versions of our security software, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™. For an annual fee, CyberDefenderULTIMATE™ provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE™ provides year-round unlimited anti-malware support for a subscriber’s computer.

Growth Strategy

We plan to increase revenue by adding advertising revenues to our licensing revenues. By creating a large network of users of CyberDefender Early Detection Center/CyberDefender FREE 2.0, we expect to generate advertising revenue, referral income from sponsoring partners, and revenue from upgrades to a product for which payment will be required. We also plan to create private label solutions on a fee and/or revenue sharing basis and to market private labeled products and services into the free and paid user base. Our plan to capture continued growth in the consumer market will be based on acquiring large numbers of users of CyberDefender FREE 2.0. We intend to do this by establishing relationships with websites that have access to significant user bases and to pay them a fee for the customers we obtain through them. We are also planning to continue to develop and introduce additional software products to address the needs of the SCM market.

As many businesses do, we sometimes rely on independent contractors and vendors or service providers to obtain services or products that we need. Aside from Michael Barrett, our Chief Financial Officer, and Bing Liu, who provides the services of Chief Software Architect, these contractors and vendors include individuals or companies who assist us with marketing and software development, billing, and advertising. We have no long term agreements with any of these individuals, including Messrs. Barrett and Liu. With the exception of Messrs. Barrett and Liu, none of these independent contractors, vendors or service providers bring knowledge or skills to us that cannot be easily replaced.

Revenue Model

We currently earn revenues from direct sales of our CyberDefender Early Detection Center and advertising revenues from downloads of CyberDefender FREE 2.0. We license CyberDefender Early Detection Center software for $11.99 to $99.99 for one year of service. This price includes a level of technical support, software updates and definition updates. After one year of service, consumers have the option to renew the service. Users are notified when a subscription is due to expire and what the cost will be to continue the subscription.

On September 27, 2007 we announced the launch of CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™. These are enhanced versions of our security software. For an annual fee, CyberDefenderULTIMATE™ provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE™ provides year-round unlimited anti-malware support for a subscriber’s computer. These new security suites also include two gigabytes of online backup. These products are sold for $59.95 to $199.95 per year.

Since November 2006 we have begun generating revenue from advertising by showing users of our CyberDefender FREE 2.0 software small banners inside the CyberDefender user interface, showing text links to third party products and/or getting paid by search engine companies whenever individuals use our SafeSearch Toolbar. Our goal is to maximize our advertising revenue by increasing the number of CyberDefender FREE 2.0 subscribers. As the number of these subscribers increases, the amount paid to us per user will increase.

We expect revenues from product licensing, including the licensing of our premium support services through CyberDefenderCOMPLETE and CyberDefenderULTIMATE, to increase during the 2008 fiscal year. In addition we anticipate that our advertising revenue will grow as a result of the distribution of our safeSEARCH security toolbar.

On occasion, we also offer to our software users, both paying and non-paying, other subscription services such as identity theft protection and consumer credit management. There are several providers of these types of additional services and we have in the past, and will continue in the future, to affiliate with these providers.

Retail Sales

At this time our software is licensed or otherwise distributed only through the Internet.

Customers

Our primary customers are consumers who use home computers that use the Microsoft Windows operating system. Our customers reside primarily in the United States. The number of our customers fluctuates due to the fact that, while we gain new customers on a daily basis, existing customers can cancel or may not renew their subscriptions.

Marketing and Sales

We market our products to computer users through the use of Internet marketing and our e-commerce website. We make our products available to customers through channels that include retailers, distributors, direct marketers, Internet-based resellers, original equipment manufacturers (OEMs), and Internet service providers. Current and future marketing opportunities include online advertising, search engine optimization, advertising in trade and technical publications, public relations, targeted customer marketing, direct e-mailings to existing end-users, co-marketing with distributors and resellers, marketing through the use of a CyberDefender web browser security toolbar and participation in trade and computer shows and user group conferences.

Competition

Internet security markets are competitive and subject to continuous technological innovation. Our competitiveness depends on our ability to offer products that meet customers’ needs on a timely basis. The principal competitive factors of our products are time to market, quality, price, reputation, terms of sales, customer support and breadth of product line.

Some of our competitors include WebRoot Software, Sunbelt Software and Kaspersky Labs. In addition, we may face potential competition from operating system providers and network equipment and computer hardware manufacturers. These competitors may provide various security solutions in their current and future products and may limit our ability to penetrate these markets. These competitors have significant advantages due to their ability to influence and control computing platforms and security layers in which our products operate. At this time, we do not represent a competitive presence in the SCM industry.

Intellectual Property

Our software is proprietary and we attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws and restrictions on disclosure.

On September 22, 2005 we filed two applications with the US Patent and Trademark Office for final patents. The application titles and numbers are “Threat Protection Network” - Application No. US2006/0075504 and “System for Distributing Information Using a Secure Peer to Peer Network” - Application No. US2006/0075083.

On September 21, 2005 we submitted an application to the US Patent and Trademark Office for the registration of our name, CyberDefender, on the principal register. The mark was published for opposition on December 26, 2006. We also own a registered mark consisting of the @ symbol inside a star.

We may also license intellectual property from third parties for use in our products and, in the future, we may license our technology to third parties. We face a number of risks relating to intellectual property, including unauthorized use and copying of our software solutions. Litigation may be necessary to enforce our intellectual property or to protect trade secrets or trademarks rights.

Employees

We currently employ 15 full time employees and 3 independent contractors. Our employees are segmented by the following functions: executive management, research and development, information technology, marketing and sales, customer service and call center, and finance and administration.

Government Regulation and Probability of Affecting Business

The development of our products is generally not subject to government regulation. However, laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Internet and adversely affect the demand for our products or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email (e.g., the Federal CAN-Spam Act of 2003), spyware (e.g., H.R. 29, the “Spy Act”), and taxation. Other laws and regulations may be adopted in the future. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium.

In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, such as laws against identity theft, which may impose additional burdens on companies conducting business over the Internet. While none of the current laws governing Internet commerce has imposed significant burdens on us to date, in the future our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

Item 1A. Risk Factors

You should carefully consider the risks described below before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this report, including our financial statements and related notes.

Risks Related to Our Business

We have been in business only since August 2003. Our limited operating history makes evaluation of our business difficult.

We were incorporated in the State of California as Network Dynamics in August 2003 and have limited historical financial data upon which to base planned operating expenses or to accurately forecast our future operating results. We have a limited operating history which makes it difficult to evaluate our performance. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history. These risks include uncertainty as to whether we will be able to:

•	increase revenues from sales of our suite of Internet security products;

•	successfully protect our Collaborative Internet Security Network from all security attacks;

•	successfully protect personal computer or corporate networks against all Internet threats;

•	respond effectively to competitive pressures;

•	protect our intellectual property rights;

•	continue to develop and upgrade our technology; and

•	continue to renew our customers’ subscriptions to current and future products.

We incurred net losses for four of our last five fiscal years. If we continue to incur losses for a significant amount of time, the value of your investment could be adversely affected and you could even lose your entire investment.

We incurred a net loss of $140,909 and $3,247,969 for the fiscal years ended December 31, 2003 and 2004, respectively, and we had net income of $642,896 for the fiscal year ended December 31, 2005. We incurred a net loss of $5,507,600 and $5,866,123 for the fiscal years ended December 31, 2006 and 2007, respectively. As we move from being a marketing focused software publisher to a developer of a suite of Internet security products, we are likely to continue to incur losses. We cannot predict when, or if, we will be profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

As of March 28, 2008 we had approximately $236,000 in cash. We believe that we can continue to operate through July 2008 with this cash, the proceeds from offerings we undertake and the revenues we generate from our suite of Internet security products. In order to meet our financial obligations for a period of 12 months, we will need an additional $1,100,000. If we are not able to raise additional funds by July 2008, our business could be adversely affected.

We have no committed sources of additional capital. We have been funding our operations and capital expenditures from limited cash flow from operations, our cash on hand and the proceeds from the offerings of our debt and equity securities. As of March 28, 2008 we had approximately $236,000 in cash. We believe that this cash combined with the revenues we generate from our products and the proceeds from offerings we undertake will fund our operations through July 2008. However, we will need additional funds to continue our operations beyond that date, pursue business opportunities (such as expansion or the development of new products or services), react to unforeseen difficulties or respond to competitive pressures. As a result of employee attrition, a reduction in executive salaries and a reduction in the number of independent contractors we need to employ due to the completion of the development and launch of our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product, we have significantly decreased the rate at which we use cash. We estimate that we will need approximately $1,100,000 in addition to the cash flow from our operations and the cash we currently have on hand to continue our business for the next 12 months. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available or is not available on acceptable terms, we may be unable to continue our operations, in which case our securities would become worthless. If we choose to raise additional funds through the issuance of equity securities, our existing equity security holders may experience significant dilution of their ownership interests, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

We market our product through search engines (for example, Google, Yahoo! and MSN), e-mail and banner advertising and affiliate marketing. If we fail to market our product effectively, our sales could decline and our results of operations would be adversely affected.

We market our product and related services over the Internet, primarily through space purchased from Internet-based marketers and search engines. Currently we drive traffic to our website by spending approximately 82% of our advertising budget on pay-per-click advertising on Google, Yahoo! and MSN. While the amount that we spend on this advertising varies on a daily basis, in general approximately 65% of our advertising budget is spent on pay-per-click advertising through Yahoo!, 15% through Google and 2% through MSN. If Internet advertising fails to perform as we anticipate, our sales could decline and the cost of the advertising, per click, would increase. This could have a material, adverse effect on our results of operations.

If we cannot find businesses willing to advertise inside our ad-supported software, we may not achieve our revenue targets and our business and results of operations will be adversely affected.

Our ad-supported CyberDefenderFREE 2.0 software includes small banners imbedded inside the user interface. These small banners are displayed on the top right corner of the software and rotate randomly throughout the day and as users interact with the software. These banners link to the websites of the businesses providing the advertising. Since there are thousands of potential businesses that advertise, we have decided to work with advertising networks, which are companies that represent many advertisers at the same time and are able to provide us with new advertisers on a consistent basis. Examples of such advertising networks include ValueClick Inc., Advertising.com, and Traffic Market Place/TMP, but there are many others. We are selling this advertising space based on what is commonly known in the industry as Cost Per Thousand (CPM), where the advertiser pays us a set fee for each one thousand ad impressions, or Cost Per Click (CPC), where the advertiser pays us a set fee for each click delivered to its site, or Cost Per Action (CPA), where the advertiser pays us a set fee for each action that takes place after the user clicks on the ad and visits the advertiser’s web site. If we fail to generate a significant base of CyberDefenderFREE 2.0 users, we may not generate enough daily advertising impressions to be attractive to advertising networks. This would have a material adverse effect on our business and results of operations.

We face intense competition from other providers of Internet security software. If we cannot offer consumers a reason to use our software instead of the software marketed by our competitors, our business and the results of our operations will be adversely affected.

We have many competitors in the markets for our product. Our competitors include software companies that offer products that directly compete with our product or that bundle their software products with Internet security software offered by another company. End-user customers may prefer purchasing Internet security software that is manufactured by the same company that provides its other software programs because of greater product breadth offered by the company, perceived advantages in price, technical support, compatibility or other issues.

Some of our competitors include WebRoot Software, Kaspersky Labs and Sunbelt Software. Many of our competitors have greater brand name recognition and financial, technical, sales, marketing and other resources than we do and consequently may have an ability to influence customers to purchase their products rather than ours. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our product, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we may face additional sources of competition in the future. Our goal in creating CyberDefender FREE 2.0 was to differentiate our software from that of our competitors and to make it more attractive to consumers by offering it for free. If this marketing strategy is unsuccessful, our business and results of operations will be adversely affected.

If we are unable to develop new and enhanced Internet security products, such as products that protect devices like mobile telephones or PDAs, our operating results could be adversely affected.

Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring and introducing new products, product updates and services on a timely basis. For example, in November 2006 we introduced our security suite of products, CyberDefender Early Detection Center/CyberDefender FREE 2.0, in response to new products released by companies such as Symantec. We must also keep pace with technological developments and emerging industry standards. We intend to commit a portion of our resources to developing new applications for threat research and new security applications for Web 2.0 and social networking environments. However, if we are unable to successfully develop such products or if we develop these products but demand for them does not materialize or occurs more slowly than we expect, we will have expended resources (such as personnel and equipment) and capital without realizing sufficient revenue to recover these costs, and our operating results could be adversely affected.

Because of the constant development of new or improved products in the software industry, we must continually update our products or create new products to keep pace with the latest advances. While we do our best to test these products prior to their release, they may nevertheless contain significant errors and failures, which could adversely affect our operating results.

With the introduction of Vista, a new operating system from Microsoft, and constant changes in the software industry as new standards and processes emerge, we are required to continually update our suite of Internet security products. While we do our best to test these products prior to their release, due to the speed with which we are required to release new or updated products to remain competitive, they could be released with errors or they may fail altogether. These errors or failures may put the users of our software at risk because their computers will not be adequately protected against spyware, viruses, spam or phishing attacks. We try to reduce this risk by constantly upgrading our software and by working closely with the creators of the operating platforms, particularly Microsoft, to make sure that our software works with the operating platform. However, if our existing suite of Internet security products and our future products fail to perform adequately or fail entirely, our operating results could be adversely affected.

Our ability to effectively recruit and retain qualified officers and directors could be adversely affected if we experience difficulty in obtaining directors' and officers' liability insurance.

We may be unable to obtain or maintain insurance as a public company on terms affordable to us to cover liability for claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our business.

Loss of any of our key management personnel, particularly Gary Guseinov, could negatively impact our business and the value of our common stock.

Our ability to execute our business strategy will depend on the skills, experience and performance of key members of our management team. We depend heavily on the services of Gary Guseinov, our Chief Executive Officer, Igor Barash, our Chief Information Officer and Secretary, and Bing Liu, a director and formerly our Chief Software Architect. We believe that the skills of Mr. Guseinov would be particularly difficult to replace. We do not have long-term employment agreements with any of the members of our management team, except Gary Guseinov. We have entered into an employment agreement with Mr. Barash, but it is “at-will” and does not preclude him from leaving us. We have an independent contractor agreement with Mr. Liu that will end in July 2008. While we believe that this agreement will be renewed, we have no guarantee that Mr. Liu will continue to provide services to us.

In January 2008 Ivan Ivankovich, our Chief Financial Officer, resigned. On February 8, 2008 we announced that Michael Barrett joined us as Chief Financial Officer.

As we lose members of our key management personnel, we may be forced to expend significant time and money in the pursuit of replacements, which could result in both a delay in the implementation of our business plan and the diversion of limited working capital. We cannot assure you that we will find satisfactory replacements for these key management personnel at all, or on terms that are not unduly expensive or burdensome to our company. We do not maintain key man insurance policies on any of our key officers or employees. Although we have in the past and intend in the foreseeable future to issue stock options or other equity-based compensation, such incentives may not be sufficient to attract and retain key personnel.

To date, our business has been developed assuming that laws and regulations that apply to Internet communications and e-commerce will remain minimal. Changes in government regulation and industry standards may adversely affect our business and operating results.

We have developed our business assuming that the current state of the laws and regulations that apply to Internet communications, e-commerce and advertising will remain minimal. At this time, complying with these laws and regulations is not burdensome. However, as time exposes various problems created by Internet communications and e-commerce, laws and regulations may become more prevalent. These regulations may address issues such as user privacy, spyware, pricing, intellectual property ownership and infringement, taxation, and quality of products and services. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. Changes in current regulations or the addition of new regulations could affect the costs of communicating on the Internet and adversely affect the demand for our products or otherwise harm our business, results of operations and financial condition.

Our business is the development and distribution of software. If we do not protect our proprietary information and prevent third parties from making unauthorized use of our technology, our business could be harmed.

We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual provisions and other measures to protect our proprietary information, especially our software codes. All of these measures afford only limited protection. These measures may be invalidated, circumvented or challenged, and others may develop technologies or processes that are similar or superior to our technology. We may not have the proprietary information controls and procedures in place that we need to protect our proprietary information adequately. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our software or obtain or use information that we regard as proprietary, which could harm our business.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

As the number of products in the software industry increases and the functionality of these products further overlaps, we believe that we may become increasingly subject to infringement claims, which could include patent, copyright and trademark infringement claims. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation;

•	divert management’s attention from our core business;

•	require us to stop selling, delay providing or redesign our product; and

•	require us to pay monetary amounts as damages, for royalty or licensing arrangements.

Risks Related to Ownership of Our Securities

The holders of our 10% Secured Convertible Debentures and 7.41% Senior Secured Notes have a security interest in all of our assets. If we were to fail to pay these obligations as required, or any other event of default set forth in the debt securities were to occur, these investors could foreclose on their security interest and your securities could become worthless.

In September 2006 we placed $3,243,378 in aggregate principal amount of our 10% Secured Convertible Debentures of which $2,783,378 are outstanding after conversion of $460,000 into common stock and since April 2007 we placed $864,000 in aggregate principal amount of our 7.41% Senior Secured Notes. The payment of these obligations is secured with all of our assets. If we were to default in our repayment obligation, or any other event of default set forth in the debt securities were to occur, the investors who purchased these securities could foreclose the security interest, take our assets and sell or otherwise dispose of them. If that were to happen, we may not be able to continue our business and your securities would become worthless.

Holders of our 10% Secured Convertible Debentures have anti-dilution rights that are triggered by a disposition of our common stock at a price per share that is lower than the conversion price of the debt securities. These rights are not available to the holders of our common stock. If future issuances of our common stock trigger the anti-dilution rights, your investment in our common stock would be diluted to the extent such convertible debentures are converted.

Holders of our 10% Secured Convertible Debentures may convert the outstanding principal amount and accrued interest of the debentures to common stock at a conversion price of $1.00 per share. If all the holders of our debentures converted the debentures to common stock, we would be required to issue an additional 2,783,378 shares. If, during the time that the debentures are outstanding, we sell or grant any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sell or grant any right to reprice our securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock at a price per share that is lower than the conversion price of the debentures (which, for purposes of this discussion will be designated as the “Base Conversion Price”) or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the debentures will be reduced.

In the first instance, the conversion price will be reduced to the Base Conversion Price. In the second instance, the conversion price will be multiplied by a fraction the denominator of which will be the number of shares of common stock outstanding on the date of the issuance plus the number of additional shares of common stock offered for purchase and the numerator of which will be the number of shares of common stock outstanding on the date of such issuance plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at the daily volume weighted average price.

For example, if we sold common stock to an investor at $0.50 per share while the convertible debentures remain outstanding, then the holder of a convertible debenture for $100,000 could convert it into 200,000 shares of common stock rather than into 100,000 shares. Alternatively, if the daily volume weighted average price of the common stock was $2.00, but we sold 100,000 shares of common stock at $1.50 per share, then the conversion price would be reduced from $1.00 to $0.996 (assuming 14,565,688 shares of common stock outstanding on the date of sale). The convertible debenture holders also have anti-dilution rights in the event that we undertake a rights offering or make a pro rata distribution of, among other things, our assets to the holders of our common stock.

A reduction in the conversion price resulting from any of the foregoing would allow the debenture holders to receive more shares of common stock than they would otherwise be entitled to receive. In that case, your investment would be diluted to a greater extent than it would be if no adjustment to the conversion price were required.

Holders of warrants issued in conjunction with our 10% Secured Convertible Debentures, our 7.41% Senior Secured Notes and units we began offering in October 2007 also have anti-dilution rights that are triggered by a disposition of our common stock at a price per share that is lower than the exercise price of the warrants. These rights are not available to the holders of our common stock. If future issuances of our common stock trigger the anti-dilution rights, your investment in our common stock would be diluted to the extent that the warrants are exercised.

In conjunction with the offering of our 10% Secured Convertible Debentures, our 7.41% Senior Secured Notes and the units we began offering in October 2007, we issued warrants that have anti-dilution rights. Pursuant to the warrant agreements, if we issue common stock or common stock equivalents at a price lower than the warrant exercise price (the “Base Share Price”), then the warrant exercise price will be reduced to equal the Base Share Price and the number of warrant shares issuable will be increased so that the aggregate exercise price, after taking into account the decrease, will be equal to the aggregate exercise price prior to the adjustment. For example, if the warrant allows the investor to purchase 1,000 shares of our common stock at an exercise price is $1.25, and we subsequently sold shares of common stock for $1.00, the warrant exercise price would be reduced to $1.00 and the number of shares of common stock that could be purchased would be increased to 1,250 from 1,000. Furthermore, if, during the time that the warrants are outstanding, we sell or grant any option to purchase, or sell or grant any right to reprice our securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock at a price per share that is higher than the exercise price but lower than the daily volume weighted average price (“VWAP”) of the common stock, or if we issue rights, options or warrants to all holders of our common stock but not to the warrant holders entitling them to subscribe for or purchase shares of of our common stock at a price per share less than the VWAP, then the exercise price of the warrants will be reduced by a fraction, the denominator of which will be the number of shares of common stock outstanding on the date of such issuance plus the number of additional shares of common stock offered for subscription or purchase, and of which the numerator will be the number of shares of common stock outstanding on the date of such issuance plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at the VWAP. For example, if the daily VWAP of the common stock was $2.00, but we sold 100,000 shares of common stock at $1.50 per share, then the exercise price would be reduced from $1.25 to $1.2475 (assuming 14,565,688 shares of common stock outstanding on the date of sale).

The warrant holders also have anti-dilution rights in the event that we undertake a pro rata distribution of, among other things, our assets to the holders of our common stock. In such a case the warrant exercise price will be adjusted by multiplying the exercise price in effect immediately prior to the record date fixed for determination of shareholders entitled to receive such distribution by a fraction of which the denominator will be the VWAP determined as of the record date, and of which the numerator will be the VWAP on the record date less the then per share fair market value at the record date of the portion of the assets so distributed applicable to one outstanding share of our common stock, as determined by our board of directors in good faith.

Our common stock began to be quoted on the OTC Bulletin Board on August 2, 2007. We cannot assure you that an active public trading market for our common stock will develop or be sustained. Even if a market develops, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

While our common stock began to be quoted on the OTC Bulletin Board on August 2, 2007, to date an active trading market has not developed and we cannot guarantee you that an active trading market will ever develop. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and may be reluctant to follow a relatively unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, even though our common stock is now accepted for quotation on the OTC Bulletin Board, there may be periods of several days or more when trading activity in our shares is minimal or non existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Because an active trading market may not develop, you may be unable to sell your shares if you need to liquidate your investment.

Our common stock is considered a “penny stock”. The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

The stock market in general and the market prices for penny stocks in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad fluctuations may be the result of unscrupulous practices that may adversely affect the price of our stock, regardless of our operating performance.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our executive officers and directors, along with their friends and family, own or control approximately 55.6% of our outstanding common stock, which may limit the ability of our shareholders, whether acting alone or together, to influence our management. Additionally, this concentration of ownership could discourage or prevent a potential takeover that might otherwise result in our shareholders receiving a premium over the market price for our common stock.

Approximately 55.6% of the outstanding shares of our common stock is owned and controlled by a group of insiders, including current directors and executive officers and their friends and family. Mr. Gary Guseinov, our Chief Executive Officer and President, owns 45.8% of our common stock. Such concentrated control may adversely affect the price of our common stock. These insiders may be able to control matters requiring approval by our shareholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions that require shareholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. If you acquire shares of common stock, you may have no effective voice in our management.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by California state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Limitations on director and officer liability and our indemnification of officers and directors may discourage shareholders from bringing suit against a director.

Our articles of incorporation and bylaws provide, with certain exceptions as permitted by California law, that a director or officer shall not be personally liable to us or our shareholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on our behalf against a director. In addition, our articles of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by California law.

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price, if at all.

Future sales of substantial amounts of our common stock in the public market, if such a market develops, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock.

The OTC Bulletin Board is an electronic quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Bulletin Board is a regulated electronic quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.

Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

Item 2.	Properties

Our corporate office is located at 617 West 7th Street, Suite 401, Los Angeles, California. The monthly rent for the initial 12 month period is $10,669.50, and will increase by 3% per year thereafter through 2013. Aside from the monthly rent, we are required to pay our share of the “Common Operating Expenses”, which are all costs and expenses (including property taxes) incurred by the landlord with respect to the operation, maintenance, protection, repair and replacement of the building in which the premises are located and the parcel of land on which the building is located. We occupy approximately 4,742 square feet of office space, or approximately 2.47% of the building.
We expect that the premises in which our corporate office is located will be adequate for our needs for the next 12 months.

Item 3.	Legal Proceedings

On June 16, 2006, we were named as a defendant in a civil complaint filed with the United States District Court, Central District of California. The action is entitled, Wellbourne Limited, a Seychelles corporation vs. 2Checkout.com Inc., a Delaware corporation; and CyberDefender Corporation, a California Corporation. We recorded a liability of $102,000 when the services were rendered. On March 14, 2007, we entered into a settlement agreement with Wellbourne Limited. The terms of the settlement agreement require us to pay Wellbourne Limited the sum of $55,000. At December 31, 2007 we had paid $50,000 towards the settlement. At December 31, 2007, we still owed $5,000 plus interest.

On November 13, 2007 Patrick Hinojosa filed an action in the Los Angeles Superior Court, number 8C380620 titled Patrick Hinojosa, plaintiff, vs. CyberDefender, Inc., a California corporation, and Does 1 through 50, inclusive. Mr. Hinojosa alleges breach of contract and violations of California Labor Code sections 227.3 and 203. Mr. Hinojosa alleges that he has suffered damages in excess of $25,000.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable. No matters have been submitted to a vote of security holders during the fourth quarter of our fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On August 2, 2007 our common stock was approved for quotation on the OTC Bulletin Board under the symbol “CYDE”. As of March 28, 2008 we have 14,565,688 shares of common stock issued and outstanding and we have approximately 120 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

The following table sets forth, for the periods indicated, the high and low bid information per share of our common stock as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

2007	Low Bid	High Bid
First quarter ended March 31, 2007	$(1)	$(1)
Second quarter to ended June 30, 2007	(1)	(1)
Third quarter ended September 30, 2007	0.90	0.90
Fourth quarter ended December 31, 2007	0.48	1.56

(1) Our common stock did not trade during the first and second quarters of the 2007 fiscal year. Our common stock began to trade on August 2, 2007.

Dividends

During the year ended December 31, 2005, our Board of Directors authorized the payment of a dividend of $0.05 per share. The total amount of the dividend was $31,400. The dividend was paid to all of our shareholders, with the exception of shareholders who were also officers and directors. However, we anticipate that any future earnings will be retained for the development of our business and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the three months ended December 31, 2007, we sold the following securities, which were not registered under the Securities Act of 1933:

On October 18, 2007 we began an offering of units. Each unit consisted of 25,000 shares of our common stock and a five year warrant to purchase 18,750 shares of our common stock at an exercise price of $1.25 per share. The purchase price is $25,000 per unit. As of December 31, 2007, we raised $654,500 through this offering. We relied on section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

Also in October 2007, we concluded an offering of our 7.41% Senior Secured Notes and warrants to purchase common stock. We commenced this offering in April 2007. Pursuant to this offering, we sold $864,000 in aggregate principal amount of our 7.41% Secured Notes and five-and-one-half year warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $1.20 per share, for an aggregate purchase price of $800,000. Of this amount, during the three months ended December 31, 2007, we sold $162,000 in aggregate principal amount of our 7.41% Senior Secured Notes and the aforementioned warrants to purchase an aggregate of 75,000 shares of common stock for an aggregate purchase price of $150,000. We relied on section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

On October 1, 2007 and November 2, 2007 we issued a total of 370,277 shares, having an agreed upon price of $0.85 per share, as payment for interest and penalties to holders of our debt securities. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

On October 25, 2007 we issued 100,000 shares of our common stock to Richardson & Patel LLP, our legal counsel, for the payment of legal services. Richardson & Patel LLP has agreed to sell the common stock and apply the proceeds against the unpaid balance of the fees we owe. As of February 29, 2008 we owed Richardson & Patel LLP approximately $93,000. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offeree represented that it was an accredited investor.

On October 22, 2007 we entered into an agreement with Oceana Partners pursuant to which we agreed to issue to Oceana Partners warrants to purchase 400,000 shares of our common stock in exchange for consulting services. The agreement was amended on November 30, 2007. Pursuant to the amendment, we agreed to issue 37,500 shares to designees of Oceana Partners and to reduce the number of shares of common stock covered by the warrants issued to Oceana Partners from 400,000 shares to 362,500 shares. We relied on section 4(2) of the Securities Act of 1933 to issue these securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offeree represented that it was an accredited investor.

In November and December 2007, we issued 508,406 shares of our common stock in connection with the conversion of $460,000 in principal and $48,406 in interest accrued on our 10% Secured Convertible Debentures. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the security was exchanged by us with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for the exchange.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors has adopted, and our shareholders have approved, two equity incentive plans for directors, officers, consultants and employees. The CyberDefender Corporation 2005 Equity Incentive Plan (sometimes referred to as the 2005 Stock Option Plan) was adopted by our directors and approved by our shareholders on December 31, 2004 and includes 830,797 shares of our authorized but unissued common stock. As of December 31, 2007 there were two awards covering a total of 326,107 shares of our common stock outstanding under this plan. The CyberDefender Corporation Amended and Restated 2006 Equity Incentive Plan was adopted by our board of directors and approved by our shareholders on October 30, 2006 and includes 1,165,000 shares of our authorized but unissued common stock. As of December 31, 2007 there were twenty-two awards covering a total of 990,277 shares of our common stock outstanding under this plan.

The following table illustrates information about the securities issued from these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)
	(a)	(b)	(c)

Shareholder Approved(1)	1,316,384	$0.75	689,413

Non-Shareholder
Approved	N/A	N/A	N/A

(1) Includes the CyberDefender Corporation 2005 Equity Incentive Plan and the CyberDefender Corporation Amended and Restated 2006 Equity Incentive Plan.

Item 6.	Selected Financial Data

The registrant is a smaller reporting company and is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this report. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” at Item 1A of this report.

Overview

We are a provider of secure content management software based in Los Angeles, California. We develop and license security software. Our mission is to bring to market advanced solutions to combat and prevent online information theft, unwanted advertisements, spam, Internet viruses, spyware and related computer threats.

We have developed a Collaborative Internet Security Network (CISN) (also known as “earlyNetwork”™) which is based on certain technology principles commonly found in a peer-to-peer network infrastructure. A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network. This means that when a threat is detected from a computer that is part of the CISN, the threat is relayed to our Early Alert Center. The Early Alert Center tests, grades and ranks the threat, automatically generates definition and signature files based on the threat, and relays this information to the Alert Server, in some cases after a human verification step. The Alert Server will relay the information it receives from the Early Alert Center to other machines in the CISN, and each machine that receives the information will, in turn, relay it to other machines that are part of the CISN. This protocol allows us to rapidly distribute alerts and updates regarding potentially damaging viruses, e-mails and other threats to members of the CISN, without regard for the cost of the bandwidth involved. Because cost is not a factor updates can be continuous, making our approach significantly faster than the client/server protocols used by traditional Internet security companies that provide manual broadcast-updated threat management systems. Computer users join the CISN simply by downloading and installing our software.

Historically, our revenues were derived from subscriptions to our software. We sold one product, our CyberDefender Anti-Spyware 2006, at a price of $39.99, which included the initial download and one year of updates. The license to use the software was renewed annually, also at $39.99, with incentives for early renewals.

We do not offer a discount on the original purchase of the software license and the initial sale of our software license to a subscriber does not contain a right to a discount to assure renewal of the second year subscription. Our discounts are not given on the original sale for a future purchase, rather, discounts are offered from time to time as a marketing tool to provide an incentive to renew to a current base of subscribers who are approaching their renewal period. If the subscriber renews at a discounted price, which may be 20% to 50% of the annual license fee, we will recognize revenue from the sale ratably over the period of the license. We record the net revenue received and recognize the revenue in accordance with SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions” paragraph 49.

We acquired new users with an online direct purchase offer. The offer, to scan a computer for spyware and then pay for removal of the spyware found, was broadcast in emails, banners and search ads.

The following table summarizes our revenue during each quarter for both new sales of our software as well as for renewal sales.

	Sales
Quarter Ended	New	Renewal
March 31, 2006	$387,942	$842,044
June 30, 2006	259,694	827,688
September 30, 2006	190,335	653,534
December 31, 2006	103,365	637,271
Fiscal Year 2006 Totals	$941,336	$2,960,537

March 31, 2007	$67,663	$598,473
June 30, 2007	$60,679	$567,764
September 30, 2007	$72,982	$471,974
December 31, 2007	$71,356	$309,263
Fiscal Year 2007 Totals	$272,680	$1,947,474

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

Furthermore, we began to see that large security software companies, such as McAfee, Symantec and Trend Micro, were offering security suites, as opposed to single, stand-alone products. We determined that consumers would come to expect a suite of products that would provide comprehensive protection against Internet threats, rather than having to license several products. As a result of this decision, expenses related to software research and development increased significantly during the fiscal year ended December 31, 2006. We expect to continue to invest in our technology as we develop additional features and functionality in our product.

While we were developing CyberDefender Early Detection Center/CyberDefender FREE 2.0, we slowed down our efforts in marketing our CyberDefender Anti-Spyware 2006 software so that we could devote more of our financial resources to the development of our new product. The expense of turning a previously marketing-focused publisher into a developer of a suite of Internet security products exceeded our revenues. During this period, our new user marketing was restricted to experimental activities. Therefore, as and when we needed cash, we sold our securities. To date, we have received $4,275,000 from the sale of our convertible debt securities, $800,000 from the sale of our OID Notes and $654,500 from the sale of our October Units.

We are continuing to roll-out our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product and, to date, revenues we receive from advertising or from those who license the product have not been adequate to support our operations. We expect that our expenses will continue to exceed our revenues for at least the next nine to 12 months. We currently have enough cash to fund our operations through July 2008. In order to fund our operations beyond that date, we will be required to borrow money or to find other sources of financing. We do not have any commitments for financing at this time and we cannot guarantee that we will be able to find financing when we need it. If we are unable to find financing when we need it we may be required to curtail, or even to cease, our operations.

Restatement

In July 2007, as a result of changes made to the valuation allowance as of December 31, 2004, management determined that our previously issued financial statements as of and for the years ended December 31, 2006 and December 31, 2005 would need to be restated to increase the valuation allowance in the deferred tax asset by $966,550. The impact of the adjustment on the financial statements for the year ended December 31, 2006 has been quantified below:

	Previously		As		Increase/
December 31, 2006	Reported		Restated		(Decrease)
		$	$	$
Statement of Operations
Income Tax Expense	(966,550)		-		966,550
Net Loss	(6,474,150)		(5,507,600)		966,550
Loss per share, basic and diluted	(0.64)		(0.55)		0.09

A summary of the effects of the restatement on reported amounts for the year ended December 31, 2006 is presented in Note 14 to our financial statements for the fiscal year ended December 31, 2007.

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

We sell our CyberDefenderTM software over the Internet. Customers order the product and simultaneously provide their credit card information to us. Upon receipt of authorization from the credit card issuer, we license the customer to download the product. As part of the sales price, we provide renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use our product and receive product support coverage and content updates for a specified period, generally twelve months. We invoice for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (VSOE) does not exist for one or more of the elements. The arrangement is in substance a subscription and the entire fee is deferred until the month subsequent to the delivery date of the product and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49.

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

In November 2006, we launched a new product, CyberDefender FREE 2.0, which is free to the subscriber. Revenues are earned from advertising networks and search engine providers that pay us for displaying the advertiser’s advertisements inside the software and from search results generated by our users. CyberDefender Early Detection Center is a version of the same software, without the advertising, which is paid for by the subscriber. The annual subscription rate for the version without ads ranges from $11.99 to $59.99, depending on the marketing or distribution channels we use.

Customers are permitted to return a product that has been paid for within 30 days from the date of purchase. During the fiscal years ended December 31, 2007 and 2006, we did not accrue any sum for product returns or chargebacks as such returns and chargebacks are identified within the first 30 days of sale and are charged against our gross sales in the month that they occur. Our net revenue, including returns and chargebacks for each period, are deferred and recognized ratably over a 12 month period according to our revenue recognition policy.

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

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt obligations	$3,647,378	$864,000	$2,783,378
Capital lease obligations	$82,818	$31,497	$38,377	$12,944
Operating lease obligations	$704,488	$85,356	$265,108	$281,252	$72,772

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Indemnities

During the normal course of business, we have agreed to certain indemnifications. In the future, we may be required to make payments in relation to these commitments. These indemnities include agreements with our officers and directors which may require us to indemnify these individuals for liabilities arising by reason of the fact that they were or are officers or directors. The duration of these indemnities varies and, in certain cases, is indefinite. There is no limit on the maximum potential future payments we could be obligated to make pursuant to these indemnities. We hedge some of the risk associated with these potential obligations by carrying general liability insurance. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in our financial statements.

Results of Operations

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

Revenue

Total revenue was $2,220,154 for the fiscal year ended December 31, 2007 as compared to total revenue of $3,901,873 for the fiscal year ended December 31, 2006, a decrease of $1,681,719 or approximately 43%. This decrease in total revenue was due primarily to a decrease in the sales of our CyberDefender Anti-Spyware 2006 product, which was directly attributable to our decision to change our focus from being a marketing software publisher - that is, creating and marketing individual software products - to providing SCM software. We started earning advertising revenue in 2007 from our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product.

Operating Expenses

Total operating expenses decreased by $2,485,922, or approximately 35%, to $4,631,302 during the fiscal year ended December 31, 2007, as compared to $7,117,224 in operating expenses incurred during the fiscal year ended December 31, 2006. Operating expenses include advertising, product development, selling, general and administrative expense, interest and depreciation. A detailed explanation of the decrease in operating expenses is provided in the discussion below.

Advertising

Advertising costs are comprised primarily of media and channel fees, including online advertising and related functional resources. Media and channel fees fluctuate by channel and are higher for the direct online consumer market than for the OEM, reseller and SMB markets. Advertising expenses decreased by $342,012, or approximately 43%, from $787,607 during the fiscal year ended December 31, 2006 to $445,595 during the fiscal year ended December 31, 2007. This decrease was due to the redirection of our financial resources from advertising toward developing our new suite of Internet security software. During the fiscal year ended December 31, 2007 and 2006, four vendors accounted for approximately 45% and 58% of our advertising expenses, respectively. These vendors provide Internet search and related marketing services, programming services and design services for us. These types of vendors are plentiful and can be easily replaced.

Product Development

Product development expenses are primarily comprised of research and development costs associated with the continued development of our products. Product development expenses decreased by $1,662,343, from $2,199,901 during the fiscal year ended December 31, 2006 to $537,558 during the fiscal year ended December 31, 2007. The decrease is primarily attributable to the completion of the development of our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product suite. In 2006 the majority of the product development expense related to programmers that were employed by us and outside consultants that were hired to develop our new product.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of salaries, commissions, rent, stock based compensation and professional fees.

Selling, general and administrative expenses decreased by $486,727, from $4,033,851 during the fiscal year ended December 31, 2006 to $3,547,124 during the fiscal year ended December 31, 2007. The decrease is primarily attributable to a decrease in commissions of approximately $176,000 due to the decrease in sales, a decrease in marketing of approximately $159,000 due to less spending on marketing the CyberDefender Anti-Spyware 2006 product, a decrease in legal fees of approximately $90,000, a decrease in salaries of approximately $71,000 due to turnover of personnel and a decrease of approximately $71,000 in rent expense resulting from the move of our corporate offices. These decreases were partially offset by an increase of approximately $66,000 in accounting fees that we incurred because we are a publicly-traded company and an increase in stock based compensation expense of approximately $73,000 related to a change in the vesting of Bing Liu’s options, as more fully described in Note 6 to our financial statements.

Interest expense

Interest expense increased by $1,134,212, from $2,230,686 in the fiscal year ended December 31, 2006 to $3,364,898 in the fiscal year ended December 31, 2007. The increase in interest expense was primarily due to an increase in interest in the amount of approximately $144,000 accrued on our 10% Secured Convertible Debentures, an increase of approximately $740,000 of accretion on the note discount associated with our 10% Secured Convertible Debentures, an increase of approximately $371,000 on the amortization of placement fees related to our 10% Secured Convertible Debentures, interest in the amount of approximately $31,000 on our 7.41% Senior Secured Notes, approximately $148,000 of amortization of the discount on the 7.41% Senior Secured Notes, approximately $374,000 of amortization of placement fees related to the 7.41% Senior Secured Notes, approximately $253,000 of accretion on the note discount, $128,000 of amortization of placement fees due to conversion of $400,000 in principal amount of the 10% Secured Convertible Debentures and approximately $477,000 incurred from the issuance of 37,500 shares of common stock and 362,500 warrants for the purchase of common stock issued in exchange for services. These increases were offset by a decrease of approximately $80,000 of interest on bridge notes that were converted in 2006, $755,173 associated with the value of the beneficial conversion feature arising from the conversion of the bridge notes into our common stock at a price below market value, $506,896 associated with the amortization of the discount of the bridge notes and approximately $200,000 incurred from the issuance of 186,354 shares of common stock valued at $1.07 per share to the holders of the bridge notes as additional consideration for converting the bridge notes.

Public company costs

We expect to incur increased professional fees for audit, legal and investor relations services, and for insurance costs as a result of being a public company. We also anticipate that we may be required to hire additional accounting personnel as a public company.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents totaling $236,995. In the fiscal year ended December 31, 2007, we generated negative cash flows of $312,686. Uses of cash during the fiscal year ended December 31, 2007 included $1,744,418 of net cash used in operations, $5,424 of cash used for purchases of property and equipment and $17,344 for payment on capital lease obligations.

Operating Activities

Net cash used in operating activities during the fiscal year ended December 31, 2007 was primarily the result of our net loss of $5,866,123. Net loss for the fiscal year ended December 31, 2007 was adjusted for non-cash items such as accretion of loan discount of $1,459,575, a loss on registration rights agreement for the effect of partial liquidated damages of $84,864, compensation expense for vested stock options of $498,431 amortization of deferred financing fees of $1,032,089, shares issued for penalties and interest of $363,153, shares issued for services of $604,069 and depreciation and amortization of $101,025. Other changes in working capital accounts include an increase in accounts payable and accrued expenses of $269,999 and a decrease of $356,941 in deferred revenue resulting from lower new customer and renewal sales.

Historically, our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers. In 2007 and 2006, we did not make any significant changes to our payment terms for our customers, which are generally credit card based.

The increase in cash related to accounts payable, accrued taxes and other liabilities was $269,999. Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the fiscal years ended December 31, 2007 and 2006, we did not make any significant changes to the timing of payments to our vendors, although our financing activities caused an increase in this category.

Our working capital deficit at December 31, 2007, defined as current assets minus current liabilities, was ($1.9) million as compared to a working capital deficit of ($0.8) million at December 31, 2006. The decrease in working capital of approximately $1.1 million from December 31, 2006 to December 31, 2007 was primarily attributable to a decrease in cash of $312,686, an increase in accounts receivable of approximately $15,000, a decrease in prepaid expenses and other assets of approximately $39,000, a decrease in deferred processing fees of approximately $41,000, an increase in accounts payable and accrued expenses of approximately $397,000, an increase in the current portion of notes payable of $705,000, and a decrease in deferred revenue of approximately $357,000 as a result of lower new customer and renewal sales. We anticipated this decrease in deferred revenue would result as part of redirecting our business from being a marketing software publisher to providing SCM software.

Investing Activities

Net cash used in investing activities during the fiscal year ended December 31, 2007 resulted primarily from property and equipment purchases totaling approximately $5,000. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to our hiring of employees and the rate of change in computer hardware and software used in our business.

Financing Activities

Cash provided by financing activities during the fiscal year ended December 31, 2007 was primarily the result of issuances of notes payable totaling $800,000 and the sale of stock totaling $654,500. Cash used in financing activities was primarily used for payments on capital lease obligations.

We expect to meet our obligations through the end of July 2008. However, we cannot predict whether our evolution from a marketing-focused software publisher to a developer of a suite of Internet security products will be successful or what the effect on our business might be from the competitive environment in which we operate. We have eliminated certain operating costs since November 2006 through employee attrition, a reduction in executive salaries and a reduction in the number of independent contractors we employ due to the completion of the development and launch of our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product. These changes have significantly decreased the rate at which we use cash, from approximately $375,000 per month to a current average of approximately $250,000 per month. We continue to manage our operating costs and expect to continue to reduce the rate at which we use cash for operations. We are currently attempting to raise cash through the sale of our equity securities although there is no guarantee that we will be successful in doing so. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future. If we are unable to secure financing, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The registrant is a smaller reporting company and is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required to be included in this Item 8 are set forth at page F-1 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We have had, and continue to have, a significant number of audit adjustments. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures. To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On October 1, 2007 our Chief Executive Officer, Gary Guseinov, provided us with a short term interest free loan in the amount of $28,078.. The loan was repaid on November 19, 2007.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors.

Name	Age	Position Held
Gary Guseinov	38	Chief Executive Officer, and Chairman of the Board of Directors
Michael Barrett	37	Chief Financial Officer
Igor Barash	37	Chief Information Officer, Secretary and Director
Bing Liu	48	Director

There are no family relationships between any two or more of our directors or executive officers. Our executive officers are appointed by our board of directors and serve at the board’s discretion. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

None of our directors or executive officers has, during the past five years,

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Business Experience

Gary Guseinov is one of our co-founders and has served as our Chief Executive Officer and as a director since our inception in August of 2003. Mr. Guseinov has over 12 years of start-up business experience in the e-commerce sector in addition to direct marketing expertise. In 1994, Mr. Guseinov rapidly grew Digital Media Concepts, a web development firm, by establishing business relationships with AT&T and Pacific Bell. While at Digital Media Concepts, Mr. Guseinov built a client base of over 475 clients in less than two years. In 1998, Digital Media Concepts merged with Synergy Ventures Inc., a direct marketing firm focusing on online marketing and customer acquisition. By 1999, Mr. Guseinov developed the first Automated Media Planning System (SynergyMPS), allowing media buyers and media sellers to communicate on a single platform and issue insertion orders. While building SynergyMPS, Mr. Guseinov developed business relationships with over 2,500 media companies in the U.S., U.K., and Japan. In 2002, Mr. Guseinov developed one of the largest enterprise email transmission systems capable of handling over 1 billion email messages per month. While at Synergy, Mr. Guseinov was responsible for acquiring such clients as Lucent Technologies, Wells Fargo Bank, Citibank, Chase, New Century Financial, JD Powers and Associates, Sears, GoToMyPC and many other Fortune 1000 clients. Under Mr. Guseinov’s management, DirectSynergy was able to generate over $2 billion in revenues for its clients. Mr. Guseinov earned his B.A. from the California State University at Northridge, School of Social and Behavioral Sciences.

Michael Barrett joined us as our Consulting Chief Financial Officer in February 2008. Mr. Barrett, who is a certified public accountant, is the Vice President, Finance for Mesa West Capital, LLC, a position he has held since November 2005. Prior to joining Mesa West Capital, LLC, Mr. Barrent was a manager for BDO Seidman, LLP from January 2005 to November 2005. From June 2004 through December 2004, Mr. Barrett was the controller for Network Dynamics, from February 2002 through May 2004 he was the Vice President , Finance for Mantra Films, Inc. and from September 2000 through February 2002 he was the controller for uWink.com. Mr. Barrett graduated from the University of Virginia McIntire School of Commerce with a B.S. degree in accounting.

Igor Barash is one of our co-founders and has served as our Chief Information Officer and as a director since our inception in August of 2003. Mr. Barash has over 10 years of senior level management experience with tier one Internet service providers. In 1997, Mr. Barash became the first employee of Hostpro, a Los Angeles based ISP. With his extensive knowledge of the Internet based systems, servers, administration and development, Hostpro grew to become one of the largest hosting service providers in the world. After Hostpro’s purchase by Micron PC, Mr. Barash took a key roll in Micron’s Internet services business, including developing value added features on enterprise level service models, restructuring its data center, and participating as Micron’s representative to Microsoft. Later, Mr. Barash became the technical due diligence leader during Micron’s procurement of other ISPs, and Mr. Barash delivered assessments of all companies in contention to be purchased and incorporated under the Micron umbrella. In 1999, Mr. Barash was given the task of restructuring and incorporating WorldWide Hosting in Boca Raton, an acquisition he led. Since January 2000, Mr. Barash has been operating his own consulting firm, supplying high level IT solutions and management services. Mr. Barash earned his B.S. from the California State University at Northridge, School of Computer Science.

Bing Liu has served as our Chief Software Architect (first as an employee and now as an independent contractor) from January 2005 and as a director since October 2006. Mr. Liu has worked in the software technology field for over 22 years. Mr. Liu started his technology career in the U.S. in 1989. In 1991, Mr. Liu founded Unionway International Corporation and developed the most popular Asian language software called AsianSuite. AsianSuite is used by Wal-Mart, the U.S. Army, the Library of Congress and millions of consumers worldwide. Mr. Liu also worked as Senior Software Architect for CyberMedia Corporation. While at CyberMedia, Mr. Liu developed ActiveHelp technology, which was later integrated into FirstAID and GuardDog - popular software marketed to Microsoft Windows users. In 1997, Mr. Liu was instrumental in selling CyberMedia to McAfee for over $200 million. In 2001, Mr. Liu founded Cyber-Defender, an innovative Internet security company focusing on antivirus technology. Cyber-Defender’s technology is based on a sophisticated secure adaptive peer network that we believe is far superior than any other competitive product on the market. In January 2005, we acquired the software application Cyber-Defender. Mr. Liu holds five different software patents in the U.S. Mr. Liu also holds a Masters and Bachelors Degree in Computer Science from Tsinghua University, Beijing China.

All directors serve until the next annual meeting of common shareholders and until their successor is elected and qualified by our common shareholders, or until the earlier of their death, retirement, resignation or removal.

Significant Employees

In addition to our executive officers and directors, we value and rely upon the services of the following significant employee in the support of our business and operations.

Alan Wallace, age 43
Senior Vice President, Corporate Communications

Alan Wallace joined us in October 2006 as Senior Vice President, Corporate Communications. Mr. Wallace has over 15 years of public relations and corporate communications experience. Before joining us, Mr. Wallace served in similar positions with MeziMedia Corporation from 2003 to 2006, Panda Software from 2001 to 2003 and with Live365 from 2000 to 2001. Mr. Wallace also has experience working with startup organizations and startup technology. In 1995, Mr. Wallace founded and, until 2000, served as the Chief Executive Officer of, iAgency - the first Internet-based public relations, marketing and advertising firm devoted to the Internet. Mr. Wallace has been honored to be included in “The Top 50 in Streaming” as designated by Streaming Magazine and he was named by Digital Coast Reporter as one of “The Top 50 Industry Executives”. Mr. Wallace also led teams that won two Webby Awards and two Invision awards. During the course of his career, Mr. Wallace has appeared on major broadcast outlets such as CNN, TechTV, KTLA, KABC and been featured in various business and trade publications, including Business 2.0, Forbes and Esther Dysons “Release 2.0”. Mr. Wallace is a graduate of Belmont University, Nashville, Tennessee.

Compensation of Directors

Directors do not currently receive compensation for their services as directors nor are they reimbursed for expenses incurred in attending board meetings. On November 1, 2006, as an inducement to join our board of directors, we issued an option to purchase 40,000 shares of common stock to John LaValle. The exercise price for the option is $1.00 per share and the term of the option is 10 years. The value of the option was $38,910 on the date of grant. The assumptions used to compute this value are included in Note 5 to our financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Our securities are not registered under section 12 of the Securities Exchange Act of 1934, therefore our executive officers, directors and persons who own more than ten percent of our securities are not required to file these reports.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. Gary Guseinov, c/o CyberDefender Corporation, 617 West 7th Street, Suite 401, Los Angeles, California 90017.

Corporate Governance

Our board of directors has not yet adopted procedures by which shareholders may recommend nominees to the board of directors.

Item 11.	Executive Compensation

Summary of Compensation

The following table reflects all compensation awarded to, earned by or paid to our Chief Executive Officer, our two most highly compensated officers other than the Chief Executive Officer and any other individuals who are no longer serving, but who did serve, as an officer during the last two completed fiscal years.

Summary Compensation Table
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)		Total ($)

Gary Guseinov, Chief Executive Officer and President	2007	$225,000	(1)	0	0		0		0	0	$13,575		$238,575
	2006	$287,809	(1)	$91,250	0		0		0	0	$16,474		$395,533
		(2)

Ivan Ivankovich, former Consulting Chief Financial Officer	2007	$132,000	(3)	0	0		$144,401	(9)	0	0	0		$276,401
	2006	$37,500	(3)	0	0		$38,910	(8)	0	0	0		$76,410

Igor Barash, Chief Information Officer	2007	$135,000	(4)	0	0		0		0	0	$3,201		$138,201
	2006	$135,000	(4)	0	0		0		0	0	$1,601		$136,601

Bing Liu, Chief Software Architect	2007	$70,825	(5)	0	0		0		0	0	0		$70,825
	2006	$175,938	(5)	-0-	$691,395	(9)	$326,623	(8)	-0-	-0-	-0-		$1,193,956

Riggs Eckelberry, former Chief Operating Officer(6)	2006	$260,000		$162,121	-0-		$194,922	(8)	-0-	-0-	$21,667	(7)	$638,710

(1) From March 19, 2005 through September 30, 2006, Mr. Guseinov’s base salary was $285,000. As of October 1, 2006, Mr. Guseinov’s base salary has been set, pursuant to his employment agreement, at $225,000 per year. While Mr. Guseinov’s employment agreement requires a matching contribution to a 401(k) plan in the amount of $2,500 per month and a life insurance policy the premium of which is no more than $3,000 per year, we have not provided either of these benefits to him. In November 2006, in order to conserve cash, Mr. Guseinov agreed to defer payment of one-half of his base salary. In 2007, compensation in the amount of $107,813 was deferred and has been accrued for Mr. Guseinov’s benefit.
(2) In 2006, we advanced a total of $89,059 to Mr. Guseinov, which we have reclassified as compensation and included in this table in the column titled “Salary”.
(3) Mr. Ivankovich began providing consulting services to us on September 1, 2006. Under the Consulting Agreement signed on that date, Mr. Ivankovich agreed to provide services to us on a 40% basis in exchange for $8,000 per month. The Consulting Agreement was amended on October 30, 2006. Pursuant to the amendment, Mr. Ivankovich agreed to provide services to us on a half-time basis in exchange for $11,000 per month. In October 2007, we signed another amendment to Mr. Ivankovich’s Consulting Agreement, pursuant to which we paid him $12,000 per month for his services. Mr. Ivankovich separated from service on January 31, 2008.
(4) From March 19, 2005 through September 30, 2006, Mr. Barash’s base salary was $145,000. As of October 1, 2006, Mr. Barash’s base salary has been set, pursuant to his employment agreement, at $135,000 per year. In November 2006, in order to conserve cash, Mr. Barash agreed to defer payment of one-half of his base salary. In 2007, compensation in the amount of $64,688 was deferred and has been accrued for Mr. Barash’s benefit.
(5) From January 2006 to September 2006, Mr. Liu’s annual salary was $165,000. In September 2006 Mr. Liu’s annual salary was increased to $202,000. In November 2006, in order to conserve cash, Mr. Liu agreed to defer payment of one-half his base salary. Mr. Liu resigned as an employee in August 2007 and became an independent contractor thereafter. In 2007, compensation in the amount of $43,125 was deferred and has been accrued for Mr. Liu’s benefit.
(6) Mr. Eckelberry was hired in November 2005. His employment with us was terminated on December 31, 2006.
(7) Represents consideration paid to Mr. Eckelberry in November 2006 for his agreement to amend his employment agreement to change the termination date from December 31, 2008 to December 31, 2006.
(8) For the assumptions used in calculating the value of this grant, please see Note 6 of our financial statements for the fiscal year ended December 31, 2007.
(9) For the assumptions used in calculating the value of this grant, please see Note 6 of our financial statements for the fiscal year ended December 31, 2007.

Discussion of Compensation

Our compensation program consists of the following three components:

•	base salary;

•	bonuses; and

•	awards of restricted stock or stock options from our 2005 Equity Incentive Plan and our Amended and Restated 2006 Equity Incentive Plan.

We believe that a combination of cash and common stock or options will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.

In setting the compensation for our officers our board of directors, which until November 2006 was comprised of Mr. Gary Guseinov and Mr. Igor Barash, looked primarily at the person’s responsibilities, at salaries paid to others in businesses comparable to ours, at the person’s experience and at our ability to replace the individual. We expect the salaries of our executive officers to remain relatively constant unless the person’s responsibilities are materially changed.

Bonuses are used to reward exceptional performance, either by the individual or by the company. Bonuses are discretionary. There is no single method of computing bonuses. The board of directors may use any criteria to determine the amount of a bonus. In 2006, the board of directors determined to award a bonus to Mr. Guseinov for his efforts in redirecting our operations from a marketing-focused software publisher to a developer of a suite of Internet security products. We signed an employment agreement with Mr. Guseinov which allows him to participate in any incentive bonus compensation plan we adopt, so long as any bonus award does not exceed 50% of his salary. During 2006 we also paid bonus compensation of $162,121 to Mr. Riggs Eckelberry, our former President and Chief Operating Officer. The bonus compensation was earned on a quarterly and on an annual basis. A list of objectives to be met was mutually agreed to by Mr. Eckelberry and Mr. Guseinov at the beginning of each new quarter. If the goals were met, we paid Mr. Eckelberry that percentage of the full quarterly bonus ($60,000) that was accomplished during the quarter. At the end of each year, we evaluated a similar list of yearly objectives and paid the appropriate percentage of the full annual bonus ($100,000 in 2006). Mr. Eckelberry was also instrumental in helping us with our transition to a developer of a suite of Internet security products. No bonuses were paid in 2007.

In 2006 and 2007 we granted restricted stock or options to purchase our common stock to Messrs. Liu, Ivankovich, Barash and Eckelberry. We grant options or restricted stock because we believe that share ownership by our employees is an effective method to deliver superior shareholder returns by increasing the alignment between the interests of our employees and our shareholders. No employee is required to own common stock in our company.

In October 2006 we issued to Mr. Bing Liu a total of 832,511 shares of common stock. The common stock was issued to him, in part, for his agreement to accept 186,347 shares of our common stock as full payment of a promissory note owed by us to Unionway International LLC, an entity controlled by Mr. Liu. We issued the remaining 646,164 shares of common stock to Mr. Liu in consideration for his continued contribution to the development of our products and technology. The common stock issued to Mr. Liu in consideration for his continued contributions to us had a value of $691,395 on the date of grant.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors. No options were exercised by our executive officers or directors during the last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#	)	Market value of shares or units of stock that have not vested ($	)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#	)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#	)

Bing Liu	326,107	-0-	-0-	$0.0107	12/31/2009	-0-		-0-		-0-		-0-
Bing Liu	335,777	-0-	279,814	$1.00	12/31/2009	-0-		-0-		-0-		-0-
Ivan Ivankovich	40,000	-0-	-0-	$1.00	11/1/2016	-0-		-0-		-0-		-0-
Ivan Ivankovich	60,000	-0-	60,000	$1.00	4/24/2017	-0-		-0-		-0-		-0-
Ivan Ivankovich	30,000	-0-	10,000	$1.00	9/9/2017	-0-		-0-		-0-		-0-
Igor Barash	12,500	-0-	12,500	$1.00	12/11/2016	-0-		-0-		-0-		-0-

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

The following discussions provide only a brief description of the documents described below. The discussions are qualified by the full text of the agreements.

We entered into an employment agreement with Mr. Gary Guseinov as of August 31, 2006. The term of the agreement is three years, however if the agreement is not terminated during that period, then it will be renewed for a period of one year until terminated pursuant to its terms. Mr. Guseinov receives compensation of $225,000 per year and is reimbursed for business related expenses. Under the employment agreement, we are required to match Mr. Guseinov’s monthly contribution to our 401(k) plan up to the sum of $2,500 per month and we have agreed to provide a term life insurance policy with coverage in the face amount of $1,000,000, so long as the premium for any such policy does not exceed the sum of $3,000 per year, however, we do not currently, and we have not in the past, provided these benefits. We also agreed to obtain officers and directors liability insurance with coverage of not less than $1,000,000, which we obtained in November 2007. Mr. Guseinov receives three weeks of paid vacation per year. We are entitled to terminate Mr. Guseinov’s employment upon a change of control, upon Mr. Guseinov’s disability or for cause. Constructive termination is defined as a change in Mr. Guseinov’s position, authority, duties, responsibilities or status, an adverse change in his title, any reduction in his salary with which he does not agree (unless such reduction is concurrent with and part of a company-wide reduction for all employees), any breach by us of a material obligation to Mr. Guseinov under this agreement, any requirement that Mr. Guseinov relocate to an office that is outside of Los Angeles County, California or outside of a 30 mile radius from his home, any termination of this agreement (other than as permitted by the agreement) and the failure of Mr. Guseinov to be elected to the board of directors. Mr. Guseinov may terminate his employment upon 30 days written notice to us or in the event that he is constructively terminated. If Mr. Guseinov’s employment is terminated for any reason other than voluntarily by him or for cause, he is entitled to receive upon termination all accrued but unpaid salary, earned and pro rata bonus compensation, vested stock and stock options and post termination benefits. Post termination benefits are defined as Mr. Guseinov’s right to receive his monthly base salary in effect at termination for a period of one year following termination and to continue to receive coverage under our health and dental insurance program (if any) for a period of six months following his termination. By signing the agreement, Mr. Guseinov assigned and agreed to assign in the future, to us or to our nominees, all intellectual property defined in the agreement as “Relevant Intellectual Property”.

On September 1, 2003 we entered into an employment agreement with Igor Barash, our Chief Information Officer. Mr. Barash is an “at-will” employee and we can terminate his employment at any time. As compensation for the services he renders to us, Mr. Barash is paid the sum of $135,000 per year. We reimburse Mr. Barash for reasonable business expenses. Currently, Mr. Barash is entitled to one week’s paid personal time and three sick days for each 12 months of employment. After three years of continuous employment, Mr. Barash is entitled to 14 days of paid personal time.

On August 30, 2007 and again on March 4, 2008 we entered into Independent Contractor Agreements with Mr. Bing Liu pursuant to which Mr. Liu will continue to provide services to us as Chief Software Architect. Complete descriptions of these agreements are included in the section of this report titled “Item 13. Certain Relationships and Related Transactions”.

On January 3, 2005 we entered into an Incentive Stock Option Agreement with Mr. Liu. Pursuant to this agreement, Mr. Liu is granted the right to purchase 326,106 shares of our common stock at an exercise price of $0.0107 per share. The right to purchase 186,347 of the shares vests at the rate of 1/24 shares per month for each month of Mr. Liu’s employment. Mr. Liu will be entitled to the right to purchase an additional 46,587 shares of common stock if we enter into a binding agreement to issue or sell shares of our common stock to one or more third parties or to sell all or materially all of our assets in a transaction which is valued at between $201 million and $249,999,999.99, and he is entitled to the right to purchase an additional 93,173 shares of common stock if we enter into such an agreement having a value of $250 million. In its discretion, the board of directors may agree to accelerate the vesting of any portion of the option that is unvested if Mr. Liu’s employment is terminated without cause within 24 months of the start of his employment or if he has good reason to terminate his employment. Furthermore, if Mr. Liu’s employment is terminated either without cause or for good reason within one year after a change in control, then that part of the option that is unvested on the termination date will immediately vest. If Mr. Liu’s employment is terminated for any reason, we have the right, for a period of 90 days, to purchase all or any portion of the unvested shares at the fair market value of the shares at the time of termination. Mr. Liu also agreed that in connection with an underwritten public offering of our common stock, upon our request or that of the underwriter, he would not sell, offer for sale or otherwise dispose of any shares he acquires upon exercise of the option for a period of at least 180 days after the execution of the underwriting agreement, or such longer period of time as the board of directors may reasonably determine, so long as all of our directors and executive officers agree to be similarly bound. This obligation will remain effective for all underwritten public offerings with respect to which we have filed a registration statement on or before two years after the closing of our initial public offering. On August 30, 2007, Mr. Liu resigned as an employee and began providing services to us as a consultant. In accordance with the terms of his consulting agreement, the right to purchase all of the shares included in the Incentive Stock Option Agreement vested as of December 31, 2007.

We entered into an Independent Contractor Agreement with Michael Barrett, our Chief Financial Officer. A complete description of this agreement is included in the section of this report titled “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our securities as of March 28, 2008 by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise stated, the address of our directors and executive officers is c/o CyberDefender Corporation, 617 West 7th Street, Suite 401, Los Angeles, California 90017.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Under these rules, beneficial ownership generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws. As of March 28, 2008, there were 14,565,688 shares of common stock issued and outstanding.

Name of Director, Officer and Beneficial Owner(1)	Number of Shares of Common StockBeneficially Owned	Percentage of Common Stock

Named Executive Officers and Directors:
Gary Guseinov, Chief Executive Officer and director	6,665,376	45.8%
Igor Barash, Chief Information Officer, Secretary and director	649,055(2)	4.5%
Bing Liu, Chief Software Architect and director	1,453,727(3)	9.5%
Michael Barrett, Chief Financial Officer	0(4)	0
Camofi Master LDC	2,279,881(5)	13.7%
ITU Ventures	1,819,382(6)	12.0%
Bushido Capital Master Fund LP and BCMF Trustees	1,224,477(7)	8.1%
Pierce Diversified Strategy Master Fund LLC, Series BUS	1,460,122(8)	9.2%
Oceana Partners, LLC	890,000(9)	5.9%
TOTAL	16,442,020	79.2%

All officers and directors as a group (4 persons)	8,768,158	55.3%

* Less than one percent beneficially owned.
(1) The address for each of our officers and directors is 617 West 7th Street, Suite 401, Los Angeles, California 90017.
(2) This number includes an option to purchase 12,500 shares of our common stock that was approved by our board of directors on December 11, 2006. The option exercise price is $1.00 per shares. The option was granted from our 2006 Equity Incentive Plan.
(3) This number consists of 791,843 shares of common stock, an option to purchase 326,106 shares of our common stock that was granted from our 2005 Equity Incentive Plan and an option to purchase 335,777 shares of our common stock that was approved by our board of directors on November 2, 2006. The option was granted from our Amended and Restated 2006 Equity Incentive Plan. The option exercise prices are $0.0107 per share and $1.00 per share, respectively.
(4) Mr. Barrett received an option to purchase 20,000 shares of our common stock on March 31, 2008. Of this amount, the right to purchase 10,000 shares of common stock vests on April 30, 2008 and the right to purchase 10,000 shares of common stock vests at the end of the term of the consulting agreement that was approved by the board of directors on March 31, 2008. Because the option is not exercisable within 60 days of March 31, 2008, no shares of common stock have been included for Mr. Barrett in this table.
(5) This number represents 233,633 shares of common stock, 1,000,000 shares of common stock issuable upon conversion of the outstanding principal amount of a debenture, 1,000,000 shares of common stock that would be issuable upon exercise of a debenture warrant and 46,248 shares of common stock issuable upon the exercise of a common stock purchase warrant issued in conjunction with a Consent and Waiver. The address of Camofi Master LDC is c/o Centrecourt Asset Management LLC, 350 Madison Avenue, 8th Floor, New York, New York 10017.
(6) This number represents 1,252,475 shares of common stock and 566,907 shares of common stock issuable upon the exercise of a common stock purchase warrant. The address of ITU Ventures is 1900 Avenue of the Stars, Suite 2701, Los Angeles, California 90067.
(7) This number represents 72,279 shares of common stock, 561,575 shares of common stock issuable upon the conversion of the outstanding principal amount of a debenture, 561,479 shares of common stock that would be issuable upon exercise of a debenture warrant and 29,144 shares of common stock issuable upon the exercise of a common stock purchase warrant issued in conjunction with a Consent and Waiver. The address of Bushido Capital Master Fund LP and BCMF Trustees is 275 7th Avenue, Suite 2000, New York, New York 10001.
(8) This number represents 149,625 shares of common stock, 640,439 shares of common stock issuable upon the conversion of the outstanding principal amount of a debenture, 640,439 shares of common stock that would be issuable upon exercise of a debenture warrant and 29,619 shares of common stock issuable upon the exercise of a common stock purchase warrant issued in conjunction with a Consent and Waiver. The address of Pierce Diversified Strategy Master Fund LLC is 275 7th Avenue, Suite 2000, New York, New York 10001.
(9) This number represents 437,500 shares of common stock, 105,000 shares of common stock issuable upon the exercise of a unit purchase option, 105,000 shares of common stock issuable upon the exercise of a common stock purchase warrant and 242,500 shares of common stock issuable upon the exercise of a common stock purchase warrant.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Using the definition of “independent” as set forth in the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission, we have determined that none of our three directors qualifies as an independent director.

Described below are certain transactions or series of transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

In 2005 and 2006 we made a series of advances to Mr. Guseinov for personal expenses which advances totaled $146,170 and $89,059 respectively. In 2005 we also made a series of advances to Mr. Barash for personal expenses, which advances totaled $6,285. These advances did not bear interest and had no scheduled repayment date. As of September 30, 2006, all advances were either repaid or reclassified as salary. Since October 1, 2006, no further advances have been made to Mr. Guseinov or Mr. Barash.

On May 1, 2005 we entered into a lease agreement for a condominium located in Las Vegas, Nevada with International Equity Partners, a Nevada limited liability company. Mr. Guseinov is the manager of International Equity Partners. The monthly base rent for this space is $3,750. The term of the lease is from May 1, 2005 until May 31, 2008, however, the lease was terminated by the mutual agreement of the parties in February 2006. We paid International Equity Partners $2,775 in rent in 2007 for the rental of the condominium which we used during a trade show in which we exhibited our products.

In January 2005 we entered into an asset purchase agreement with Unionway International, LLC whereby we purchased certain of its assets, including the software application Cyber-Defender™ and associated rights, for $200,000. We paid $8,333 at closing and issued a promissory note in connection with the purchase to Unionway International, LLC for $191,667. The terms of the note require monthly payments due on the first of each month in the amount of $8,333. Interest accrues at the rate of 7% per annum and is payable in a lump sum on September 1, 2007, provided that such interest will be waived if all payments are received by Unionway International, LLC by the third day of each month. In addition we retained the principal of Unionway International, LLC, Mr. Bing Liu, as an employee and we issued to him an incentive stock option for the purchase of 326,106 shares of our common stock. The exercise price is $0.0107 per share. The right to purchase 186,347 shares vests in equal increments over a period of 24 months; the right to purchase 46,587 shares of common stock will vest if we enter into a binding agreement to sell our business for at least $201 million; and the right to purchase 93,173 shares of common stock will vest if we enter into a binding agreement to sell our business for at least $250 million. At September 30, 2006 the balance outstanding on the promissory note was $83,335. Unionway International, LLC agreed to accept payment of the remaining balance on the note and any accrued but unpaid interest in exchange for 186,347 shares of our common stock. We issued 186,347 shares of common stock to Mr. Liu for this payment. For the assumptions made in computing the value of these shares, please see Notes 6 and 7 of our financial statements.

Unionway International, LLC provided software development services to us during the 2006 fiscal year. We paid $6,500 per month for these services. During the fiscal year ended December 31, 2006, we paid Unionway International, LLC $84,500 for software development services. We did not pay Unionway International LLC any money during the 2007 fiscal year. Because Mr. Liu continues to act as our Chief Software Architect and is a director, the negotiation of the monthly fee was not done “at arm’s length”. However, we believe that we receive fair value in the services provided to us by Unionway International, LLC and that if we were to pay an independent provider for the services, we would pay approximately the same amount per month.

On January 3, 2005 we entered into an employment agreement with Mr. Bing Liu, our Chief Software Architect, wherein we agreed to pay him an annual salary of $100,000. In December 2005 we increased Mr. Liu’s salary to $165,000. Mr. Liu’s annual salary was increased again in September 2006, and, until his resignation as an employee, he was paid the sum of $202,000 per year. Pursuant to this agreement, Mr. Liu was entitled to receive a bonus, calculated as two percent of the net revenue we earn from any invention created by him during the course of his employment. “Net revenue” was defined as gross receipts less direct marketing and shipping costs less returns and discounts. Inventions created by Mr. Liu were defined as any and all ideas, processes, trademarks, service marks, inventions, technology, computer programs, original works of authorship, designs, formulas, discoveries, patents, copyrights, and all improvements, rights, and claims related to the foregoing that are conceived, developed, or reduced to practice by Mr. Liu alone or with others that result from any work performed by him for us or in which our equipment, supplies, facilities or trade secret information is used. This provision survived the termination of Mr. Liu’s employment. Pursuant to this agreement, we were required to reimburse Mr. Liu for reasonable business expenses. Mr. Liu agreed that following termination of his employment, he would not take any action to induce or influence any person who provides services to us to terminate his or her employment nor will he attempt to employ any such person within six months of the date that person’s employment with us terminated. Mr. Liu agreed to keep secret our confidential information during his employment and for a period of one year following the termination of his employment. This agreement was terminated on August 30, 2007 when we entered into an independent contractor agreement with Mr. Liu. A discussion of this agreement is included below.

On September 1, 2006 Mr. Ivan Ivankovich signed an independent contractor agreement with us for part-time financial management and reporting services. The term of the agreement was 90 days. We may terminate the agreement at any time by giving Mr. Ivankovich 10 days written notice of termination or, upon a breach of the agreement, immediately by giving written notice to Mr. Ivankovich. Mr. Ivankovich can terminate the agreement by giving us 30 days written notice of termination. Pursuant to this agreement, Mr. Ivankovich received compensation in the amount of $8,000 per month through October 15, 2006. The agreement was amended on October 15, 2006, January 12, 2007, April 24, 2007 and October 22, 2007. Pursuant to the amendment dated April 24, 2007, Mr. Ivankovich’s salary was set at $9,000 per month through June 30, 2007, and on July 1, 2007 Mr. Ivankovich’s salary was increased to $12,000 per month. By signing the amendment dated October 22, 2007, we extended the term of the Independent Contractor Agreement through January 31, 2008. We also agreed to grant Mr. Ivankovich options to purchase 40,000 shares of our common stock. The right to purchase the common stock will vest in equal increments through January 31, 2008 with the right to purchase an initial 10,000 shares vesting as of October 1, 2007. In exchange for this compensation, Mr. Ivankovich provided services to us for at least 20 hours per week. The agreement expired on January 31, 2008 without renewal. Mr. Ivankovich no longer provides services to us.

On September 12, 2006 Mr. Guseinov agreed to transfer an aggregate of 186,347 shares of common stock back to us for cancellation.  In turn, we agreed to issue an aggregate of 186,347 shares of common stock to our bridge investors on a pro rata basis.  The shares were issued to the bridge investors in consideration for their agreement to enter into the Note Conversion and Warrant Lock-Up Agreement. Mr. Guseinov transferred this stock because the terms of the 10% Convertible Secured Note financing had been agreed to and, as part of that transaction, we had agreed not to issue additional securities without the consent of the lender.

On October 30, 2006 we entered into Indemnification Agreements with Mr. Guseinov, Mr. Ivankovich, Mr. Liu and Mr. Barash and on November 6, 2007 we entered into an Indemnification Agreement with Mr. John LaValle, a former director, all of whom are sometimes collectively referred to in this discussion as the “indemnified parties” or individually referred to as an “indemnified party”. The agreements require us to provide indemnification for the indemnified parties for expenses (including attorneys’ fees, expert fees, other professional fees and court costs, and fees and expenses incurred in connection with any appeals), judgments (including punitive and exemplary damages), penalties, fines and amounts paid in settlement (if such settlement is approved in advance by us, which approval shall not be unreasonably withheld) actually and reasonably incurred by the indemnified parties in connection with any threatened, pending or completed action or proceeding (including actions brought on our behalf, such as shareholder derivative actions), whether civil, criminal, administrative or investigative, to which he is or was a party, a witness or other participant (or is threatened to be made a party, a witness or other participant) by reason of the fact that he is or was a director, officer, employee or agent of ours or of any of our subsidiaries. The indemnification covers any action or inaction on the part of the indemnified party while he was an officer or director or by reason of the fact that he is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. We must advance the costs of the fees and expenses within 20 days following the delivery of a written request from an indemnified party. The indemnified parties have agreed to promptly repay the advances only if, and to the extent that, it is ultimately determined by the court (as to which all rights of appeal therefrom have been exhausted or lapsed) that the indemnified party is not entitled to the indemnity. The indemnified parties’ obligations to repay us for any such amounts are unsecured and no interest will be charged thereon. We also agreed to indemnify the indemnified parties to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of the Indemnification Agreements, our articles of incorporation, our bylaws or by statute. In the event of any change, after the date of the Indemnification Agreements, in any applicable law, statute or rule which expands the right of a California corporation to indemnify a member of its board of directors or an officer, such changes shall be within the purview of the indemnified parties’ rights and our obligations under the Indemnification Agreements. In the event of any change in any applicable law, statute or rule which narrows the right of a California corporation to indemnify a member of its board of directors or an officer, such changes, to the extent not otherwise required by such law, statute or rule to be applied to the Indemnification Agreements will have no effect on the rights and obligations of the indemnified parties and the company under them. The indemnification provided by the Indemnification Agreements is not exclusive of any rights to which the indemnified parties may be entitled under our articles of incorporation, bylaws, any agreement, any vote of shareholders or disinterested directors or the California Corporations Code. The indemnification provided under the Indemnification Agreements continues for any action taken or not taken while an indemnified party serves in an indemnified capacity, even though he may have ceased to serve in such capacity at the time of any action or other covered proceeding. If the indemnification provided for in the Indemnification Agreement is unavailable to an indemnified party, in lieu of indemnifying the indemnified party we will contribute to the amount incurred by him, whether for judgments, fines, penalties, excise taxes, amounts paid or to be paid in settlement and/or for expenses, in connection with any claim relating to an indemnifiable event, in such proportion as is deemed fair and reasonable by the court before which the action was brought. We are not obligated to provide indemnification pursuant to the terms of the Indemnification Agreements

•
for any acts or omissions or transactions from which a director may not be relieved of liability under the California General Corporation Law; or for breach by an indemnified party of any duty to us or our shareholders as to circumstances in which indemnity is expressly prohibited by Section 317 of the California General Corporation Law; or

•
with respect to proceedings or claims initiated or brought voluntarily by an indemnified party not by way of defense, (except with respect to proceedings or claims brought to establish or enforce a right to indemnification) although such indemnification may be provided if our Board of Directors has approved the initiation or bringing of such proceeding or claim; or

•
with respect to any proceeding instituted by the indemnified party to enforce or interpret the Indemnification Agreement, if a court of competent jurisdiction determines that each of the material assertions made by the indemnified party in such proceeding was not made in good faith or was frivolous; or

•
for expenses or liabilities of any type whatsoever which have been paid directly to an indemnified party by an insurance carrier under a policy of directors’ and officers’ liability insurance maintained by us; or

•
for expenses and the payment of profits arising from the purchase and sale by an indemnified party of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute.

The Indemnification Agreements are effective as of the date they were signed and may apply to acts or omissions of the indemnified parties which occurred prior to such date if the indemnified party was an officer, director, employee or other agent of our company, or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, at the time such act or omission occurred. All of obligations under the Indemnification Agreements will continue as long as an indemnified party is subject to any actual or possible matter which is the subject of the Indemnification Agreement, notwithstanding an indemnified party’s termination of service as an officer or director.

In October 2006 Mr. Guseinov and Mr. Igor Barash, our Chief Information Officer and a director, agreed to transfer an aggregate of 646,164 shares of common stock back to us for cancellation.  In turn, we agreed to issue an aggregate of 646,164 shares of common stock to Mr. Bing Liu, our Chief Software Architect.  The shares were issued in consideration of Mr. Liu’s continued contribution to the development of our products and technology. As with the transfer of common stock in the paragraph above, Mr. Guseinov transferred this stock because the terms of the 10% convertible secured note financing had been agreed to and, as part of that transaction, we had agreed not to issue additional securities without the consent of the lender.

In January 2007, we paid to International Equity Partners, a Nevada limited liability company, a fee in the amount of $2,700 for use of property during a trade show. Mr. Guseinov is the manager of International Equity Partners.

In conjunction with his agreement to render services to us, we granted options to Mr. Ivan Ivankovich, our former consulting Chief Financial Officer. The options were granted from our Amended and Restated 2006 Equity Incentive Plan. The options permit Mr. Ivankovich to purchase a total of 200,000 shares of our common stock at a price of $1.00 per share. With the exception of the right to purchase 30,000 shares, which vested on July 19, 2007, the right to purchase the remaining shares of common stock vests at the rate of 10,000 shares per month. The options have terms of 10 years. The fair value for the initial option grant of 40,000 shares was estimated at the date of grant using a Black-Scholes option pricing model, as more fully described in Note 6 of our financial statements for the fiscal year ended December 31, 2006. The fair value of the subsequent grant of 120,000 shares was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.62%, dividend yields of 0% and volatility factors of the expected market price of our common shares of 128%. The fair value of the grant of 40,000 shares made in October 2007 was also estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.99%, dividend yields of 0% and volatility factors of the expected market price of our common shares of 116%.

On August 30, 2007 Mr. Bing Liu, our Chief Software Architect, resigned as an employee and began providing services to us as a consultant pursuant to a Consulting Agreement entered into on the same day. The term of the agreement is six months, but the agreement may be terminated by either party upon 30 days notice, or immediately if Mr. Liu fails to discharge his obligations under the agreement. Upon execution of the agreement we paid Mr. Liu the sum of $7,500 and we have agreed to pay him the sum of $4,000 per month in exchange for his services. We will reimburse Mr. Liu for expenses incurred by him in rendering services under the agreement. We have also agreed that Mr. Liu will have a period of 24 months to exercise any vested options, that one-half of any options remaining unvested on December 31, 2007 will vest and that the remaining unvested options will vest in equal increments over 34 months. The agreement further states that if we failed to pay to Mr. Liu any unpaid salary due to him by December 31, 2007, then any unvested options would immediately vest. Mr. Liu is currently owed $63,281 in unpaid salary, which was not paid to him by December 31, 2007. Mr. Liu has options to purchase a total of 661,884 shares of our common stock, all of which are now vested. Pursuant to the agreement, Mr. Liu will continue his duties as Chief Software Architect and will assist us with recruiting a Chief Technology Officer or Vice-President of Software Development. Mr. Liu continues to provide services to us as a member of our board of directors.

On March 4, 2008 we entered into a second Independent Contractor Agreement with Mr. Liu. The term of the agreement is five months, but the agreement may be terminated by either party upon 30 days notice, or immediately if Mr. Liu fails to discharge his obligations under the agreement. We have agreed to pay Mr. Liu the sum of $8,000 per month in exchange for his services. We will reimburse Mr. Liu for expenses incurred by him in rendering services under the agreement.

On October 1, 2007 Mr. Guseinov loaned us the sum of $28,078. The loan did not accrue interest. We repaid the loan on November 19, 2007. No loan agreement or promissory note was signed in conjunction with the loan.

On February 4, 2008 our board of directors approved an independent contractor agreement with Mr. Michael Barrett. The term of the agreement is six months. Pursuant to the agreement, Mr. Barrett provides consulting services to us as our Chief Financial Officer. We have agreed to pay Mr. Barrett the sum of $6,000 per month for the months of February and March 2008. Beginning on April 1, 2008, Mr. Barrett’s cash compensation will be reduced to $4,000 per month. We have also issued to Mr. Barrett an option to purchase 20,000 shares of our common stock. The right to purchase 10,000 shares will vest on April 30, 2008. The right to purchase the remaining 10,000 shares of common stock will vest at the end of the term. The fair value of the grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: expected term of 5 years, a risk-free interest rate of 2.48%, a dividend yield of 0%, volatility of 173% and a forfeiture rate of 4%.

As of December 31, 2007 we have accrued a total of $22,165 in deferred compensation for Mr. Guseinov and Mr. Barash. This amount represents automobile lease payments we agreed to pay on their behalf. Information including these payments in included in the Summary Compensation Table included in Item 11 of this report.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by AJ. Robbins, PC during the fiscal years ended December 31, 2007 and December 31, 2006 and by KMJ Corbin & Company LLP during the fiscal year ended December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2007	December 31, 2006

(i)	Audit Fees	$169,935	$119,199
(ii)	Audit Related Fees	$0	$0
(iii)	Tax Fees	$6,207	$6,322
(iv)	All Other Fees	$0	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1	Articles of incorporation of the registrant, as amended (1)
3.2	Bylaws of the registrant, as amended (1)
10.1	2005 Stock Incentive Plan (1)
10.2	Amended and Restated 2006 Equity Incentive Plan (1)
10.3	Securities purchase agreement between registrant and each purchaser identified on the signature pages thereof dated as of September 12, 2006 (1)
10.4	Employment agreement between the registrant and Gary Guseinov dated August 31, 2006 (1)**
10.5	Employment agreement between the registrant and Igor Barash dated September 1, 2003 (1)**
10.6	Employment agreement between the registrant and Bing Liu dated January 3, 2005 (1)**
10.7	Form of 8% Secured Note dated July 27, 2006 (1)
10.8	Form of Securities Purchase Agreement dated September 12, 2006 (1)
10.9	Form of 10% Secured Convertible Debenture dated September 12, 2006 (1)
10.10	Form of Registration Rights Agreement dated September 12, 2006 (1)
10.11	Form of Warrant dated September 12, 2006 (1)
10.12	Form of Security Agreement dated September 12, 2006 (1)
10.13	Form of Subsidiary Guarantee dated September 12, 2006 (1)
10.14	Form of Escrow Agreement dated September 12, 2006 (1)
10.15	Form of Lock Up Agreement dated September 12, 2006 (1)
10.16	Standard Sublease dated March 26, 2004 between Networks Dynamics Corp. and The Paladin Companies, Inc. for the real property located at 12121 Wilshire Boulevard, Suite 305, Los Angeles, California (1)
10.17	Asset Purchase Agreement dated January 3, 2005 between Unionway International, LLC and Network Dynamics, Inc. (1)
10.18	Monthly Installment Note in the amount of $191,666.59 made by Network Dynamics, Inc. in favor of Unionway International, LLC (1)
10.19	Irrevocable Bill of Sale, Assignment and Conveyance dated January 3, 2005 between Network Dynamics, Inc. and Unionway International, LLC (1)
10.20	Form of Indemnification Agreement entered into between the registrant and Gary Guseinov, Riggs Eckelberry, Ivan Ivankovich, Bing Liu, Igor Barash and John LaValle (1)**
10.21	Engagement letter between the registrant and Oceana Partners LLC (1)
10.22	Agreement date July 11, 2006 between the registrant and ARC Investment Partners, LLC (1)
10.23	Independent Contractor Agreement dated September 1, 2006 between the registrant and Ivan Ivankovich (1)**
10.24	Amendment dated October 15, 2006 to Independent Contractor Agreement dated September 1, 2006 between registrant and Ivan Ivankovich (1)**
10.25	Agreement to Defer Piggyback Registration Rights dated September 12, 2006 (1)
10.26	Form of Note Conversion and Warrant Lock-Up Agreement (1)
10.27	Amendment to Registration Rights Agreement dated October 11, 2006 between the registrant and the purchasers of the registrant’s 10% secured convertible debentures (1)
10.28	Amended and Restated Key Executive Employment Agreement dated November 22, 2006 between the registrant and Riggs Eckelberry (1)**
10.29	Amendment No. 2 to Independent Contractor Agreement dated January 12, 2007 between the registrant and Ivan Ivankovich (1)**
10.30	Consent and Waiver dated as of March 23, 2007 between the registrant and the holders of the 10% Convertible Debentures dated September 12, 2006 (1)
10.31	Description of agreement relating to advances between the registrant and Gary Guseinov (1)**
10.32	Description of agreement relating to advances between the registrant and Igor Barash (1)**
10.33	Settlement Agreement and Mutual General Release between Wellbourne Limited, the registrant and Gary Guseinov (1)**
10.34	Amendment No. 3 to Independent Contractor Agreement dated April 24, 2007 between the registrant and Ivan Ivankovich (1)**

10.35	Independent Contractor Agreement dated August 30, 2007 between the registrant and Bing Liu(2)**
10.36	Form of 7.41% Senior Secured Note*
10.37	Form of Registration Rights Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes*
10.38	Form of Amended and Restated Security Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes*
10.39	Form of Securities Purchase Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes*
10.40	Form of Common Stock Purchase Warrant issued in conjunction with the sale of 7.41% Senior Secured Notes*
10.41	Consent and Waiver dated as of September 21, 2007 between the registrant and the holders of the 10% Convertible Debentures dated September 12, 2006 (5)
10.42	Form of Securities Purchase Agreement executed in conjunction with the sale of Units beginning in October 2007 (6)
10.43	Form of Warrant to Purchase Common Stock executed in conjunction with the sale of Units beginning in October 2007 (6)
10.44	Reserved
10.45	Lease Agreement dated October 19, 2007 between the registrant and 617 7th Street Associates, LLC (3)
10.46	Amendment No. 4 to Independent Contractor Agreement dated April 24, 2007 between the registrant and Ivan Ivankovich(4)**
10.47	Independent Contractor Agreement dated January 29, 2007 between the registrant and Michael Barrett(5)**
23.1	Consent of KMJ Corbin & Company LLP*
23.2	Consent of AJ. Robbins, PC*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*
--------------------------------------------------------------------------------
*Filed herewith.
** Denotes an agreement with management.
(1) Incorporated by reference from the registrant’s Registration Statement on Form SB-2, file no. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.
(2) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2007.
(3) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2007.
(4) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2007.
(5) Incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 16, 2007.
(6) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008	CYBERDEFENDER CORPORATION

	By:	/s/ Gary Guseinov
Gary Guseinov
Chief Executive Officer

By:	/s/ Michael Barrett
Michael Barrett
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 15th day of April 2008.

SIGNATURE, TITLE

/s/ Gary Guseinov
Gary Guseinov
President, Chief Executive Officer, and Director

/s/ Michael Barrett
Michael Barrett
Chief Financial Officer

/s/ Igor Barash
Igor Barash
Director

/s/ Bing Liu
Bing Liu
Director

CYBERDEFENDER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyberdefender Corporation

We have audited the accompanying balance sheet of Cyberdefender Corporation (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. Cyberdefender’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberdefender Corporation as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and has not generated significant revenues to cover costs to date. If management is not successful in implementing its operating plan, additional capital will be required to continue to fund its losses. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ KMJ | Corbin & Company LLP
KMJ | Corbin & Company LLP

Irvine, California
April 15, 2008

AJ. ROBBINS, PC
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CyberDefender Corporation
Los Angeles, California

We have audited the accompanying balance sheet of CyberDefender Corporation (F/K/A Network Dynamics Corp.) as of December 31, 2006, and the related statement of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CyberDefender Corporation (F/K/A Network Dynamics Corp.) as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 13 to the financial statements, the statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2006 have been restated to properly account for the deferred tax asset valuation allowance.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2006, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ AJ. ROBBINS, PC
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
March 29, 2007

CYBERDEFENDER CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS		(restated)
CURRENT ASSETS:
Cash and cash equivalents	$236,995	$549,681
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	19,053	4,207
Deferred financing costs, current	596,917	530,682
Prepaid expenses	21,885	56,772
Deferred processing fees	40,560	81,813

Total Current Assets	915,410	1,223,155

PROPERTY AND EQUIPMENT, net	129,643	135,861

INTANGIBLE, net	-	66,667

DEFERRED FINANCING COSTS, net of current portion	331,146	901,432

OTHER ASSETS	26,097	30,244

Total Assets	$1,402,296	$2,357,359

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$647,976	$627,148
Accrued expenses	619,805	180,837
Accrued expenses - registration rights agreement	166,297	225,415
Deferred revenue	629,442	986,383
Notes payable, net of discount	705,298	-
Current portion of capital lease obligations	24,271	17,300

Total Current Liabilities	2,793,089	2,037,083

CONVERTIBLE NOTES PAYABLE, net of discount	1,235,035	383,110

CAPITAL LEASE OBLIGATIONS, less current portion	41,347	42,946

Total Liabilities	4,069,471	2,463,139

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 13,994,597 and 12,173,914 shares issued and outstanding at December 31, 2007 and 2006	4,788,349	3,561,821
Additional paid-in capital	7,105,428	5,027,228
Accumulated deficit	(14,560,952)	(8,694,829)

Total Stockholders’ Deficit	(2,667,175)	(105,780)

Total Liabilities and Stockholders’ Deficit	$1,402,296	$2,357,359

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
		(restated)
REVENUES:
Net sales	$2,220,154	$3,901,873

OPERATING EXPENSES:
Advertising	445,595	787,607
Product development	537,558	2,199,901
Selling, general and administrative	3,547,124	4,033,851
Depreciation and amortization	101,025	95,865
Total Operating Expenses	4,631,302	7,117,224

LOSS FROM OPERATIONS:	(2,411,148)	(3,215,351)

OTHER INCOME AND (EXPENSE):
Other income	(4,413)	52,755
Loss on registration rights agreement	(84,864)	(113,518)
Interest expense	(3,364,898)	(2,230,686)
Total Other Expenses	(3,454,175)	(2,291,449)

LOSS BEFORE INCOME TAX EXPENSE	(5,865,323)	(5,506,800)

INCOME TAX EXPENSE	800	800

NET LOSS	$(5,866,123)	$(5,507,600)

Basic and fully diluted net loss per share	$(0.47)	$(0.55)

Weighted Average Shares Outstanding:
Basic and fully diluted	12,439,759	10,089,328

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

				Additional
	Common Stock			Paid-in	Accumulated
	Shares	Amount		Capital	Deficit	Total
Balance at December 31, 2005 (restated)	9,317,342	$323,422	$	---	$(3,187,229)	$(2,863,807)
Exercise of stock options	100,939	1,083		---	---	1,083
Conversion of bridge notes	1,755,118	1,262,071		---	---	1,262,071
Beneficial conversion feature of convertible debt	---	---		755,173	---	755,173
Value of warrants issued with conversion of debt	---	---		506,896	---	506,896
Beneficial conversion feature of convertible debt	---	---		1,589,844	---	1,589,844
Value of warrants issued with convertible debt	---	---		1,477,948	---	1,477,948
Stock contributed by founders	(1,018,865)	---		---	---	---
Issuance of shares to bridge holders	186,354	200,000			---	200,000
Issuance of shares in payment of balance of note payable	186,347	83,335		---	---	83,335
Issuance of shares to officer and director for compensation	646,164	691,395		---	---	691,395
Issuance of shares for financing costs	1,000,515	1,000,515		---	---	1,000,515
Issuance of unit purchase options for financing costs	---	---		374,531	---	374,531
Compensation expense on vested options	---	---		322,836	---	322,836
Net loss (restated)	---	---		---	(5,507,600)	(5,507,600)
Balance at December 31, 2006	12,173,914	3,561,821		5,027,228	(8,694,829)	(105,780)
Value of warrants issued with debt	---	---		370,390	---	370,390
Conversion of bridge notes	460,000	460,000		---	---	460,000
Issuance of shares for penalties and interest	418,683	363,153		---	---	363,153
Sale of shares with warrants attached, net of issuance costs of $45,815	654,500	218,252		390,433	---	608,685
Issuance of shares and warrants for services	287,500	185,123		418,946	---	604,069
Shares contributed to third party directly by officers and directors for financing costs	---	---		400,000	---	400,000
Compensation expense on vested options	---	---		498,431	---	498,431
Net loss	---	---		---	(5,866,123)	(5,866,123)
Balance at December 31, 2007	13,994,597	$4,788,349		$7,105,428	$(14,560,952)	$(2,667,175)

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:		(restated)
Net loss	$(5,866,123)	$(5,507,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Beneficial Conversion - debt converted at below market	-	755,173
Value of warrants issued with conversion of debt	-	506,896
Additional shares issued to bridge note holders	-	200,000
Shares issued to officer and director for compensation	-	691,395
Loss on registration rights agreement	84,864	113,518
Amortization of debt discount	1,459,575	319,421
Depreciation and amortization	101,025	95,865
Compensation expense from vested stock options	498,431	322,836
Amortization of deferred financing costs	1,032,089	159,932
Shares issued for penalties and interest	363,153	-
Shares issued for services	604,069	-
Changes in operating assets and liabilities:
Restricted cash	-	26,748
Accounts receivable	(14,846)	32,163
Prepaid and other assets	39,034	(232,755)
Deferred processing fees	41,253	94,764
Accounts payable and accrued expenses	269,999	273,603
Deferred revenue	(356,941)	(1,002,120)
Cash Flows Used In Operating Activities:	(1,744,418)	(3,150,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,424)	(14,540)
Proceeds from return of equipment	-	14,926
Cash Flows Provided By (Used In) Investing Activities	(5,424)	386

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	800,000	3,575,000
Payments on note payable	-	(100,000)
Payments on note payable - related party	-	(16,667)
Principal payments on capital lease obligation	(17,344)	(11,932)
Proceeds from the exercise of stock options	-	1,083
Proceeds from sale of stock	654,500	-
Cash Flows Provided By Financing Activities	1,437,156	3,447,484

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(312,686)	297,709

CASH AND CASH EQUIVALENTS, beginning of period	549,681	251,972

CASH AND CASH EQUIVALENTS, end of period	$236,995	$549,681

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Supplemental disclosures of cash flow information:
Income taxes paid	$18,211	$800
Cash paid for interest	$17,769	$13,937

Supplemental schedule of non-cash financing activities:
Assets acquired through capital lease obligation	$22,716	$18,410
Conversion of convertible debt	$460,000	$1,262,071
Discount on debt financing	$370,390	$3,067,792
Discount on conversion of debt	$-	$1,262,071
Deferred financing costs paid by issuance of stock based compensation	$-	$1,000,515
Deferred financing costs paid by issuance of stock to third party directly by officers and directors	$400,000	$-
Exchange of accounts payable for convertible notes payable	$-	$62,500
Exchange of notes payable for stock	$-	$83,335
Issuance of shares to officer and director	$-	$691,395
Warrants issued in connection with sale of stock	$436,248	$-
Issuance of unit purchase options for financing costs	$-	$374,531

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
CyberDefender Corporation (the “Company”), based in Los Angeles, California, is a provider of secure content management software. The Company develops and licenses security software and related services. The Company continues to bring to market advanced solutions to combat and prevent online information theft, unwanted advertisements, spam, Internet viruses, spyware and related computer threats.

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

On September 27, 2007 the Company announced the launch of CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™. These are enhanced versions of its security software. For an annual fee, CyberDefenderULTIMATE™ provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE™ provides year-round unlimited anti-malware support for a subscriber’s computer. These new security suites also include 2 gigabytes of online backup. These products are sold for $59.95 to $199.95 per year.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $5,866,123 and $5,507,600 during the years ended December 31, 2007 and 2006, respectively, and has negative working capital of $1,877,679 and an accumulated deficit of $14,560,952 at December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Until sales of the products provide the Company with the revenue it needs to attain profitability, the Company intends to continue to raise money for operating capital through sales of its securities or by borrowing money.  From inception through December 31, 2007, the Company has raised $5,075,000 from debt financing and $654,500 from equity financing to develop software and to build out a management team to deliver a new product to market. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. Management cannot assure that any financing arrangements will be available in amounts or on terms acceptable to the Company. If additional financing is not available or is not available on acceptable terms, the Company may be unable to continue its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company currently has no firm agreements with any third parties for any future transactions and future financings.

Reclassification
To conform to the current year's presentation, as a result of management's continuing analysis of its operating activities, the Company reclassified interest expense from operating expenses to other income and (expenses). In addition, the Company reclassified $172,432 from selling, general and administrative to interest expense.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and Equipment
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets ranging from three to seven years, using the straight-line method. Total depreciation expense was $34,358 and $29,198 for the years ended December 31, 2007 and 2006, respectively.

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

Specifically, the Company recognizes revenues from its CyberDefender Anti-Spyware 2006, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™ (“CyberDefender TM”) products when all of the following conditions for revenue recognition are met:

i.	persuasive evidence of an arrangement exists,
ii.	the product or service has been delivered,
iii.	the fee is fixed or determinable, and
iv.	collection of the resulting receivable is reasonably assured.

The Company sells its CyberDefender TM software over the Internet. Customers order the product and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company licenses the customer to download CyberDefender TM over the Internet. As part of the sales price, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) does not exist for one or more of the elements. The arrangement is in substance a subscription and the entire fee is deferred until the month subsequent to the delivery date of the product and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reserves for Product Returns and Chargebacks
The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs after a customer is automatically charged for a renewal license and subsequently, within 30 days of renewal, decides not to continue using the license or the credit card processed for renewal is no longer valid.  The Company’s third party processor of renewal sales is usually notified within 30 days by customers that they no longer wish to license the Company’s product.  The third party processor reduces the amounts due to the Company as a result of any chargeback during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the rebilling event and are recorded prior to closing the previous month’s accounting records.  As stated in the Company’s revenue recognition policy, revenue is deferred until the month subsequent to the renewal date and recognized ratably over the term of the arrangement. For the years ended December 31, 2007 and 2006, the Company had accrued $0 for customer returns and chargebacks. The Company may voluntarily accept returns from a customer from time to time. The returns are charged against revenues upon receipt.

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

For the year ended December 31, 2007 and 2006, advertising purchased from four (4) vendors accounted for 45% and 58% of the Company’s total advertising expense.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2007 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2007 for the State of California Income Tax.

The Company does not have any unrecognized tax benefits as of December 31, 2007 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2007 or 2006.

Software Development Costs
The Company accounts for software development costs in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed.” Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There has been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development expense. For the years ended December 31, 2007 and 2006, product development costs were $537,558 and $2,199,901, respectively. Further, as discussed in Note 4, the Company acquired the CyberDefender TM software application during 2005.

Advertising Expenses

Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. For the years ended December 31, 2007 and 2006, advertising expense amounted to $445,595 and $787,607, respectively.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before December 31, 2007, which are applicable to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS No. 159 on its financial statements.

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

FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.

Loss Per Share
In accordance with SFAS No. 128, “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2007 and 2006, there were 10,138,067 and 9,239,922 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for that reporting period.

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

NOTE 2 - RESTRICTED CASH

Under a credit card processing agreement with a financial institution the Company was required to maintain a security reserve deposit as collateral. The amount of the deposit that was at the discretion of the financial institution and as of December 31, 2007 and 2006 was $8,592 and $402, respectively. This amount is included in prepaid expenses on the accompanying balance sheets.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,	December 31,
	2007	2006
Furniture and fixtures	$119,007	$96,291
Office equipment	88,294	82,870
Software	8,481	8,481
	215,782	187,642
Less accumulated depreciation	(86,139)	(51,781)
Net property and equipment	$129,643	$135,861

NOTE 4- INTANGIBLE

In January 2005, the Company entered into an asset purchase agreement with Unionway Int’l, LLC whereby the Company purchased certain assets of Unionway Int’l, LLC that principally included the software application Cyber-Defender™ and associated rights for $200,000 through the issuance of a note payable as disclosed in the following Note 7. The software technology purchased from Unionway Int’l, LLC is the core of the Company’s existing product. The asset is being amortized over the expected life of three years on a straight line basis. The amortization for the years ended December 31, 2007 and 2006 was $66,667 and the accumulated amortization was $200,000 and $133,333 as of December 31, 2007 and 2006, respectively.

NOTE 5 - INCOME TAXES

The primary components of temporary differences that give rise to the Company’s net deferred tax are as follows:

The components of deferred income tax are as follows:

	2007	2006
Deferred tax asset:
Net operating losses	$3,671,742	$2,289,368
Temporary differences	438,746	173,576
Total	4,110,488	2,462,944
Valuation allowance	(4,110,488)	(2,462,944)
	$--	$--

The components of deferred income tax expense (benefit) are as follows:

Net operating income (losses)	$(1,382,374)	$(1,312,475)
Temporary differences	(265,170)	(183,919)
Total	(1,647,544)	(1,496,394)

Increase in valuation allowance	1,647,544	1,496,394
Deferred income tax expense	--	--

Income taxes, current	800	800

Income tax expense	$800	$800

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 5 - INCOME TAXES (Continued)

The following is a reconciliation of the amount of income tax expense that would result from applying the statutory federal income tax rates to pre-tax loss and the reported amount of income tax expense:

	2007	2006

Tax benefit at federal statutory rate	$(1,994,481)	$(1,868,100)
Beneficial conversion feature	-	256,759
Accretion of discount on convertible debt	496,256	280,948
Other	(5,957)	(21,395)
Depreciation and organization costs	7,009	4,695
State income tax benefit	(149,571)	(148,501)
Increase in valuation allowance	1,647,544	1,496,394

Income tax expense	$800	$800

At December 31, 2007, the Company has provided a valuation allowance for the deferred tax assets since management has not been able to determine that the realization of that asset is more likely than not.

As of December 31, 2007, the Company had federal net operating loss carry forwards and state net operating loss carry forwards of approximately $9,765,000 and $9,596,000 respectively. The net federal operating loss carry forwards expire through 2027 and net state operating loss carry forwards expire through 2017.

NOTE 6- STOCKHOLDERS’ EQUITY

Common Stock
During the year ended December 31, 2006, 100,939 of the employee stock options were exercised for total proceeds to the Company of $1,083. The Company issued 100,939 shares of its common stock to two employees.

On September 12, 2006, the holders of the Company’s convertible promissory notes entered into the Note Conversion and Warrant Lock-Up Agreement as described in Note 6 and converted the outstanding principal and accrued interest on the convertible notes of $1,262,071 into 1,755,118 shares of the Company’s common stock. The rate of conversion of these notes was lower than the market price of the Company’s common stock on the date of issuance resulting in the recognition of the beneficial conversion feature of $755,173. The warrants issued in connection with this transaction were valued at $506,896 using the Black-Scholes option pricing model with the following assumption: term of 5 years, a risk-free interest rate of 4.62%, a dividend yield of 0% and volatility of 128% and was charged to interest expense. There were no fees paid in connection with this agreement.

On September 12, 2006, Gary Guseinov, the Chief Executive Officer, transferred an aggregate of 186,354 shares of common stock back to the Company for cancellation.  In turn, the Company issued an aggregate of 186,354 shares of common stock to its bridge lenders, on a pro rata basis; in consideration of the bridge lenders agreeing to enter into the Note Conversion and Warrant Lock-Up Agreement described above.  The value of the shares issued to the bridge lenders was $1.073 per share or $200,000 and was charged to interest expense.

On October 1, 2006, Gary Guseinov and Igor Barash, the Chief Technology Officer, transferred an aggregate of 832,511 shares of common stock to the Company for cancellation.  In turn, the Company issued 646,164 shares of common stock to Bing Liu, the Chief Software Architect, for his contribution to the development of the Company’s product and technology. The value of the shares issued to Bing Liu was $1.07 per share for a total of $691,395 and was charged to operating expenses as compensation.

On October 1, 2006, the Company issued 186,347 shares of common stock to Bing Liu in consideration of his agreement to exchange the balance of the Unionway, International LLC note, as described in Note 7 below. The value of the shares issued to Bing Liu was $83,335.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 6- STOCKHOLDERS’ EQUITY (Continued)

On November 1, 2006, the Company issued 1,000,515 shares of common stock to entities assisting the Company in the sale of its 10% secured convertible debentures to accredited investors, as more fully described in Note 8. The value of the shares issued to the entities was $1,000,515. These costs were charged to Deferred Financing Costs and are being amortized over the term of the 10% secured convertible debentures.

In addition, the Company issued 217,000 unit purchase options, which are subscriptions to purchase shares of the Company’s common stock, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock for $1.00 per share, to entities assisting the Company in the sale of its 10% secured convertible debentures to accredited investors, as more fully described in Note 9. The value of the unit purchase options issued to these entities was $374,531 and was valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, and volatility of 128%. These costs were charged to Deferred Financing Costs and are being amortized over the term of the 10% secured convertible debentures.

On August 15, 2007, the Company issued to Oceana Partners 50,000 shares of the Company’s common stock in consideration for research coverage valued at $50,000 for a twelve month period commencing August 1, 2007 thru July 31, 2008. The entire $50,000 was recognized as selling, general and administrative costs in the accompanying statement of operations for the year ended December 31, 2007. On October 22, 2007, the Company entered into an agreement with Oceana Partners pursuant to which the Company agreed to issue to Oceana Partners warrants to purchase 400,000 shares of our common stock in exchange for research coverage valued at $477,071 for services provided in 2007. The agreement was amended on November 30, 2007. Pursuant to the amendment, the Company agreed to issue 37,500 shares of common stock to designees of Oceana Partners and to reduce the number of shares of common stock covered by the warrants issued to Oceana Partners from 400,000 shares to 362,500 shares. The entire $477,071 was recognized in interest expense in the accompanying statement of operations for the year ended December 31, 2007.

On August 17, 2007, the Company issued to Richardson & Patel, its legal counsel, 100,000 shares of the Company’s common stock as payment for general corporate legal services rendered that amounted to $23,578 that was recognized as sales, general and administrative expense in the accompanying statement of operations for the year ended December 31, 2007.

On October 18, 2007, the Company began an offering of stock units. Each unit consisted of 25,000 shares of common stock and a warrant to purchase 18,750 sharse of common stock at an exercise price of $1.25 per share. The warrants have a term of five years with anti-dilution protection whereas in the event stock sells for less than $1.00 will receive additional shares of common stock without consideration. The purchase price is $25,000 per unit. As of December 31, 2007, the Company issued 654,500 shares and raised $654,500 through this offering. The 490,875 warrants issued in connection with the units were valued at $436,248 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 142%. Issuance costs consisted of a 7% cash fee and additional warrants at $1.00 per share to purchase 7% of offering with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 142%. Issuance costs of $45,815 as of December 31, 2007 are recorded in accrued expenses on the accompanying balance sheet.

On October 24, 2007, the Company issued to Richardson & Patel, its legal counsel, 100,000 shares of the Company’s common stock as payment for general corporate legal services rendered that amounted to $53,420 that was recognized as sales, general and administrative expense in the accompanying statement of operations for the year ended December 31, 2007.

Stock Options
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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 6- STOCKHOLDERS’ EQUITY (Continued)

On November 2, 2006 and December 11, 2006, the Company’s Board of Directors approved option grants in the amount of 1,148,944 shares to employees and consultants, under the Amended and Restated 2006 Equity Incentive Plan, at prices between $0.85 and $1.00 with an estimated fair value of $1,118,165 using the Black-Scholes option pricing model with the following assumptions: term of 10 years, a risk-free interest rate of 4.52% and 4.57%, a dividend yield of 0%, and volatility of 134%.

On February 13, 2007, the Company granted to various employees options to purchase 54,000 shares of common stock under the 2006 Plan, at price of $1.00 per share with an estimated fair value of $51,922 using the Black-Scholes option pricing model with the following assumptions: a term of 10 years, a risk-free interest rate of 4.82%, a dividend yield of 0%, volatility of 123% and a forfeiture rate of 0%.

On April 24, 2007, the Company granted to Ivan Ivankovich, the Company’s former Chief Financial Officer, the option to purchase 120,000 shares of common stock under the 2006 Plan, at price of $1.00 per share with an estimated fair value of $99,932 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.09 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, volatility of 128% and a forfeiture rate of 0%.

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

On August 30, 2007, Mr. Bing Liu, a consultant performing the services of Chief Software Architect, resigned as an employee and began providing services to us as a consultant under a Consulting Agreement (the “Agreement”). The term of the Agreement is six months, but the Agreement may be terminated by either party upon 30 days notice, or immediately if Mr. Liu fails to discharge his obligations under the Agreement. Upon execution of the Agreement the Company paid Mr. Liu the sum of $7,500 and it agreed to pay him the sum of $4,000 per month in exchange for his services. The Company will reimburse Mr. Liu for expenses incurred by him in rendering services under the Agreement. The Company also agreed that Mr. Liu will have a period of 24 months to exercise any vested options and that one-half of any options remaining unvested on December 31, 2007 will vest. Mr. Liu will also have a period of 24 months to exercise these options. Any options remaining unvested will vest in equal increments over 34 remaining months. If Mr. Liu does not receive the payment of any unpaid salary due to him by December 31, 2007, then any unvested options will immediately vest. Mr. Liu is owed $63,281 in unpaid salary. The Company did not pay Mr. Liu his unpaid salary as of December 31, 2007 and as such his remaining options vested as of December 31, 2007. Mr. Liu has options to purchase a total of 661,884 shares of the Company’s common stock. Due to the modification of the terms of the stock option agreements and the failure of the Company to pay the amounts owed to Mr. Liu, the Company recognized compensation expense of $233,772, which is recorded in selling, general and administrative expenses.  Mr. Liu will continue his duties as a consultant performing the services of Chief Software Architect and will assist us with recruiting a Chief Technology Officer or Vice-President of Software Development. Mr. Liu will continue to provide services to us as a member of our board of directors.

On November 1, 2007, the Company granted to Ivan Ivankovich, the Company’s former Chief Financial Officer, the option to purchase 40,000 shares of common stock under the 2006 Plan, at price of $1.40 per share with an estimated initial fair value of $44,469 using the Black-Scholes option pricing model with the following assumptions: expected term of 5 years, a risk-free interest rate of 3.99%, a dividend yield of 0%, volatility of 116% and a forfeiture rate of 4%.

On November 1, 2007, the Company granted to an employee the option to purchase 10,000 shares of common stock under the 2006 Plan, at price of $1.40 per share with an estimated fair value of $7,332 using the Black-Scholes option pricing model with the following assumptions: expected term of 6 years, a risk-free interest rate of 4.07%, a dividend yield of 0%, volatility of 122% and a forfeiture rate of 20%.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 6 - STOCKHOLDERS’ EQUITY (Continued)

A summary of stock option activity for the 2005 and 2006 plans is as follows:

	Year Ended
	December 31, 2007				December 31, 2006

			Weighted				Weighted
	Weighted		Average			Weighted	Average
	Number	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic	of	Exercise	Contractual	Instrinsic
	Options	Price	Term	Value	Options	Prices	Term	Value

Outstanding, beginning of period	1,441,613	$0.75			815,268	$0.0107

Granted	350,500	$1.06			1,148,944	$0.97

Exercised	-	-			(100,939)	$0.0107

Cancelled	(475,729)	$0.98			(33,437)	$1.00

Cancelled	-	-			(388,223)	$0.0107

Outstanding, end of period	1,316,384	$0.75	8.52	732,532	1,441,613	$0.75	8.42	-

Vested and expected to vest in the future at December 31, 2007	1,244,633	$0.73	8.47	712,730	1,441,613	$0.75	8.42	-

Exercisable, end of period	1,087,717	$0.68	8.37	672,930	518,359	$0.66	9.18	-

The weighted-average grant date fair value of options granted during the years ended December 31, 2007and 2006 was $0.93 and $0.97 per option, respectively.

As of December 31, 2007 and 2006, 228,667 and 923,254 of the options granted are not vested with an estimated remaining value of $164,219 and $801,026 and a weighted average vesting life of 2.77 and 3.14 years, respectively. At December 31, 2007 and 2006, 1,087,717 and 518,359 of these options were exercisable with an estimated remaining contractual term of 8.37 and 9.18 years. The weighted average remaining contractual life of all options outstanding at December 31, 2007 is 8.52 years.

The Company recorded compensation expense associated with the issuance and modification of stock options of $498,431 and $322,836 for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2006, 100,939 of employee stock options were exercised for total proceeds to the Company of $1,083. No options were exercised during the year ended December 31, 2007.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 7 - NOTE PAYABLE - RELATED PARTY

In January 2005, the Company entered into an asset purchase agreement with Unionway International, LLC whereby the Company purchased certain assets of Unionway International, LLC that principally include the software application Cyber-Defender™ and associated rights for $200,000. The Company paid $8,333 at closing and issued a promissory note in connection with the purchase to Unionway International, LLC for $191,667. The terms of the note called for monthly payments due on the first of each month in the amount of $8,333.

Interest accrued at the rate of 7% per annum and is payable in a lump sum on September 1, 2007, provided that such interest was to be waived if all payments were received by Unionway International, LLC by the third day of each month. In addition the Company retained the principal of Unionway International, LLC, Mr. Bing Liu (see Note 6), as an employee and issued to him an Incentive Stock Option for the purchase of 326,106 shares of the Company’s common stock. The exercise price is $0.0107 per share. The first 186,347 share options vested over a period of 24 months at the rate of 7,765 shares per month. The option to purchase 46,587 share options was to vest if the Company entered into a binding agreement to sell all or part of the Company in a transaction in which the Company is valued at $201 million. The option to purchase the remaining 93,173 share options was to vest if the company entered into a binding agreement to sell all or part of the Company in a transaction in which the Company is valued at $250 million. The Company ceased making payments in March 2006 and was in default under the terms of the note. Unionway International, LLC waived the default and accepted payment of the remaining balance on the note of $83,335 in exchange for 186,347 shares of the Company’s common stock which were issued on October 1, 2006. These options were fully modified in 2007 (see Note 6).

NOTE 8 - CONVERTIBLE NOTES PAYABLE

On June 15, 2005, the Company entered into a Note Purchase Agreement with an accredited investor in which it issued a Convertible Promissory Note in the amount of $50,000. The note bears interest at a rate of 1% per annum and the maturity date was December 15, 2005. The note is convertible into common stock of the Company. On November 8, 2005, in accordance with the terms of the note, the outstanding principal and accrued interest of the note was cancelled and the Company issued to the holder in lieu thereof a secured convertible promissory note in the principal amount of $50,000. The note issued on November 8, 2005 in lieu of the June 15, 2005 note is one of the notes issued between November 8, 2005 and March 31, 2006, as described below.

At various times between November 8, 2005 and March 31, 2006, the Company entered into Securities Purchase Agreements with accredited investors in which it issued Senior Secured Convertible Promissory Notes totaling $1,225,000. . The purpose of this financing was to consummate a reverse merger transaction pursuant to which the Company would become a public company by merging into a public shell. The reverse merger transaction was never consummated. The notes bore interest at the rate of 9.96% per annum compounded monthly and were to mature between November 8, 2006 and March 31, 2007. The notes were secured by a perfected first priority security interest in all of the assets of the Company except for any assets that were covered by a security interest granted to other lenders that existed before November 8, 2005. The notes and any accrued interest could be voluntarily converted by the holder into shares of the Company’s common stock at the conversion price equal to the lesser of (i) 41.46% of the price per share of common stock based on the price per share of equity securities sold by the Company following the closing date in one transaction or a series of related transactions in exchange for an aggregate consideration of at least $2,000,000 (exclusive of any indebtedness of the company) (a “Qualified Offering”) subsequent to the closing, provided that if such offering consisted of any securities convertible into common stock, then the initial conversion price would be 41.46% of the conversion price of such securities (the “Securities Conversion Price”), or (ii) $ 0.68 to $.7089 per share (depending on the issue date of the notes) in the event that a qualified offering had not occurred at the time of the conversion. If the Company was a party to any consolidation or merger with a publicly traded entity the note and any accrued interest would be automatically converted into shares of the Company’s common stock at a price per share equal to the price as necessary to ensure that the holder receives common stock in the public company at a 33% discount to the offering price of such common stock offered by the public company in conjunction with the merger of the Company.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8 - CONVERTIBLE NOTES PAYABLE (Continued)

In connection with the issuance of the Secured Convertible Promissory Notes as described above the Company issued Warrants to Purchase Common Stock to those same investors. The Warrants entitled the Holder to purchase a number of shares of common stock of the Company equal to 50% of the number of shares of common stock into which Holder’s Convertible Promissory Note was convertible at the time of exercise of the Warrant, or if the Holder’s Convertible Promissory Note was converted prior to the time of exercise of the Warrant, then 50% of the actual number of shares of common stock into which Holder’s Convertible Promissory Note was converted. The Warrants had a term that ended between November 8, 2015 and March 31, 2016. The price at which the Warrant could be exercised was (i) a price per share equal to the price as is necessary to ensure that the Holder receives stock of the reverse merger company (the “Public Company”) at a price equal to the offering price of such common stock offered by the Public Company in conjunction with the merger with the Company (the "Merger"), or (ii) in the event the Merger had not occurred, 93.9% of the price per share of common stock based upon the price per share of equity securities sold by the Company following the closing date in one transaction or a series of related transactions in exchange for aggregate consideration of at least $2,000,000 (exclusive of the conversion of any indebtedness of the Company) (a “Qualified Offering”), provided that if such offering consisted of securities convertible into common stock, then the initial conversion price would be 93.9% of the conversion price of such securities, or (iii) $1.54 per share in the event that the Merger or a Qualified Offering had not occurred at the time of exercise, provided that exercise under this clause (iii) may not occur within the first 60 days following the closing date; in any case, as such exercise price could be adjusted from time to time.

On July 27, 2006, the Company entered into a Securities Purchase Agreement with two accredited investors pursuant to which the Company sold to each investor an 8% secured convertible note in the principal amount of $250,000, for aggregate gross proceeds of $500,000. The Company paid a total of $35,000 of fees in connection with this agreement. On September 12, 2006, in accordance with the terms of the notes, each note was exchanged for a 10% secured convertible debenture, at a conversion rate of $1.15 plus accrued interest, in the principal amount of $290,439 and a warrant to purchase 290,439 shares of common stock at $1.00 per share as more fully described below.

On August 8, 2006, the Company repaid $100,000, plus interest, of the $1,225,000 in Senior Secured Convertible Promissory Notes issued between November 8, 2005 and March 31, 2006 to one investor.

On August 18, 2006, the Company entered into a Note Conversion and Warrant Lock-Up Agreement with the holders of previously outstanding Secured Convertible Promissory Notes and outstanding warrants to purchase an aggregate of 877,552 shares of the Company’s common stock at an exercise price of $1.01 per share. Pursuant to the Note Conversion and Warrant Lock-Up Agreement, these security holders converted all $1,262,071 of outstanding principal and accrued interest of their Secured Convertible Promissory Notes into an aggregate of 1,755,118 shares of the Company‘s common stock, on September 12, 2006, and they agreed not to sell or transfer any of the 877,552 common stock purchase warrants for a period of one year from the effective date of a Registration Statement to be filed with the Securities and Exchange Commission. In addition, on September 12, 2006, these security holders entered into a Lock-Up Agreement with the Company pursuant to which they agreed not to sell or transfer during the six month period following the effective date of the Registration Statement any of the 1,755,118 shares that they received upon conversion of their Secured Convertible Promissory Notes, and thereafter they may sell or transfer only limited amounts of these shares over a period of eighteen months, after which the transfer restrictions will have expired. The Company has accounted for the conversion of the debentures according to FAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company has recorded the warrants as permanent equity under the guidance of FAS 133 and EITF 00-19. The value of the conversion was allocated between the warrants and the beneficial conversion feature which amounted to $506,896 and $755,173, respectively.

The Company amortized $506,896 to interest expense for the year ended December 31, 2006. The value of the beneficial conversion feature was charged to interest expense in the amount of $755,173 for the year ended December 31, 2006. There were no fees paid in connection with the Note Conversion and Warrant Lock-Up Agreement.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8 - CONVERTIBLE NOTES PAYABLE (Continued)

10% Senior Convertible Debentures
On September 12, 2006, the Company entered into a Securities Purchase Agreement with 13 accredited investors pursuant to which it sold 10% secured convertible debentures (the “Debentures”) in the aggregate principal amount of $3,243,378 and common stock purchase warrants to purchase an aggregate of 3,243,378 shares of the Company’s common stock at $1.00 per share that also included a registration rights agreement. The debenture holders have the right to convert the Debentures into 3,243,378 shares of common stock. The Debentures mature on September 12, 2009 and bear interest at the rate of 10% per year, payable quarterly. If, during the time that the debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sells or grants any right to reprice its securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the debentures will be reduced.  If, during the time that the Debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by the board of directors), or sells or grants any right to reprice its securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of its common stock at a price per share that is lower than the conversion price of the Debentures (which, for purposes of this discussion will be designated as the “Base Conversion Price”) or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the Debentures will be reduced.

Under the terms of the agreement, the Company is obligated to register for resale at least 130% of the shares of its common stock issuable upon the conversion of the Debentures and the exercise of the common stock purchase warrants. However, the agreement also prohibits the Company from registering shares of common stock on a registration statement that total more than one-half of the issued and outstanding shares of common stock, reduced by 10,000 shares.

If a registration statement was not filed within 30 days of the sale of the Debentures, or was not effective 120 days from the date of the sale of the Debentures, which was January 10, 2007, or if the Company did not respond to an SEC request for information during the registration period within 10 days of notice, the Company was required to pay to each holder of its Debentures an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate subscription amount paid by each holder. The Company, (1) will not be liable for liquidated damages with respect to any warrants or warrant shares, (2) in no event will the Company be liable for liquidated damages in excess of 1.5% of the aggregate subscription amount of the holders in any 30-day period, and (3) the maximum aggregate liquidated damages payable to a holder is eighteen percent (18%) of the aggregate subscription amount paid by such holder up to a maximum aggregate liquidated damages of 18% of the total amount of the secured convertible debentures, or $583,808. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest at a rate of 18% per annum to the holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest, are paid in full. The partial liquidated damages apply on a daily pro-rata basis for any portion of a month.

Pursuant to Amendments No.1 and No. 2 to the Registration Rights Agreement, the holders of the Company’s Debentures agreed to extend the filing date of the registration statement to November 3, 2006, and agreed to waive their rights to enforce the liquidated damages clause for the initial filing of the registration statement. The Company did not meet the 10 day response period for responding to an SEC request for additional information nor did the Company meet the target registration statement effectiveness date of January 10, 2007. The holders did not agree to waive the liquidated damages that accrued due to the Company’s failure to meet the 10 day period for responding to an SEC request for additional information nor have the holders agreed to waive the liquidated damages that accrued due to the Company’s failure to have the registration statement declared effective by January 10, 2007.

In accordance with FASB Staff Position Emerging Issues Task Force (“FSP EITF”) 00-19-02, “Accounting for Registration Payment Arrangements”, the Company believed, at the time the Debentures were issued, that it was probable that it would be in violation of certain filing provisions within the Registration Rights Agreement and has accordingly recorded $111,897 as a discount to the 10% secured convertible debentures. At December 31, 2006, the Company estimated its liquidated damages to be $225,415 and therefore recorded an additional expense of $113,518 in loss on registration rights agreement in the statement of operations. On March 23, 2007 the Company entered into a Consent and Waiver agreement as more fully described below that determined the actual liquidated damages to be $169,917 calculated through March 23, 2007 and covering the period through April 30, 2007, resulting in a $55,498 decrease to the liability.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8 - CONVERTIBLE NOTES PAYABLE (Continued)

The Company was also required to make an interest payment to the Debenture holders on April 1, 2007. The Consent and Waiver allows the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder. For payment of the Debenture holder’s pro rata portion of the April 1 interest payment, the Debenture holder could choose to increase the principal amount of his Debenture by his pro-rata share of the accrued interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the Debenture holders pro rata portion of the liquidated damages, each Debenture holder has the same choice, that is, either to increase his Debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the Debenture holders were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company could be required to issue up to a total of 566,336 shares of the Company’s common stock. The Consent and Waiver allowed the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents. The Company issued 180,187 shares in November and December 2007 as partial payment for these liquidated damages valued at $153,167. At December 31, 2007, $16,750 of these damages remained in accrued expenses - registration rights agreement. The Company issued 190,090 shares in November and December 2007 as partial payment for the April 1 interest payment of $161,580. At December 31, 2007, $17,179 remained in accrued interest.

The Consent and Waiver allowed the Company to issue to Oceana Partners, LLC, without triggering the anti-dilution rights, 50,000 shares of common stock in consideration for research coverage for a 12-month period (see Note 6).

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726. On September 21, 2007 the Company received from the holders of the Debentures a Consent and Waiver of defaults of the Debentures and of that certain Registration Rights Agreement that was signed in conjunction with the issuance of the Debentures. The holders of the Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. As of December 31, 2007, the Company has not yet issued the shares of common stock to pay the interest or damages. The number of shares of common stock that the Company is required to issue is 346,925 shares.

The holders of certain shares and warrants for the purchase of common stock issued in conjunction with the sale of the Company’s previously issued Secured Convertible Promissory Notes from November 2005 through March 2006, which were converted on September 12, 2006, also have certain registration rights. These holders agreed to defer their rights to require registration of their securities on the registration statement we filed; however, they have maintained the rights to piggyback on future registration statements filed by the Company.

The Company has accounted for the Debentures according to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, FSP EITF 00-19-2, EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company has accounted for the registration rights arrangement under the guidance of FSP EITF 00-19-2 and the warrants as permanent equity under the guidance of SFAS No. 133 and EITF 00-19. The value of the Debentures was allocated between the Debentures, the registration rights arrangement and the warrants, including the beneficial conversion feature, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the beneficial conversion feature, is being amortized over the term of the Debentures. The Company amortized $1,316,925 and $319,421 to interest expense for the years ended December 31, 2007 and 2006. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the Debentures on the accompanying balance sheet.

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options, issued in November 2006, were valued at $374,531 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, and volatility of 128%. These costs totaling $1,592,045 are being amortized over the term of the Debentures. The Company recorded amortization of $658,789 and $159,932 to interest expense during the years ended December 31, 2007 and 2006 related to the Debentures. The unamortized amount is recorded as part of the deferred financing costs in the accompanying balance sheets.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8 - CONVERTIBLE NOTES PAYABLE (Continued)

In November and December 2007, certain holders of the 10% Secured Convertible Debentures converted $460,000 of notes and $48,406 of accrued interest into 508,406 shares of common stock at $1.00 per share. The unamortized discount of $253,481 on the converted notes was recorded as interest expense in the accompanying statement of operations.

Convertible notes payable consist of the following:
December 31,	2007	2006
10% debentures outstanding	$2,783,378	$3,243,378
Unamortized discount on debentures	(1,548,343)	(2,860,268)
Convertible notes payable, net	$1,235,035	$383,110

NOTE 9 - ORIGINAL ISSUE DISCOUNT NOTES PAYABLE

7.41% Senior Secured Original Issue Discount Notes
In April and May 2007, the Company sold $405,000 in face amount of its 7.41% Senior Secured Original Issue Discount Notes (“7.41% Notes”) and warrants to purchase 187,500 shares of the Company’s common stock for a purchase price of $375,000. The 7.41% Notes are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning six months after issuance of the warrant. Pursuant to the warrant agreements, if the Company issues common stock or common stock equivalents at a price lower than the warrant exercise price (the “Base Share Price”), then the warrant exercise price will be reduced to equal the Base Share Price and the number of warrant shares issuable will be increased so that the aggregate exercise price, after taking into account the decrease, will be equal to the aggregate exercise price prior to the adjustment. The Company has accounted for the debentures according to SFAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company has accounted for the warrants as permanent equity under the guidance of SFAS 133 and EITF 00-19. The value of the 7.41% Notes was allocated between the original issue discount (“OID”), the warrants and the debentures which amounted to $30,000, $112,229 and $262,771, respectively. The discount related to the OID and warrants of $142,229 will be amortized over the one year term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.69%, a dividend yield of 0% and volatility of 124%.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 9 - ORIGINAL ISSUE DISCOUNT NOTES PAYABLE (Continued)

In October 2007, the Company sold $162,000 in face amount of the 7.41% Notes and warrants to purchase 75,000 shares of the Company’s common stock for a purchase price of $150,000. The 7.41% Notes are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning six months after issuance of the warrant. The Company has accounted for the debentures according to SFAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company has accounted for the warrants as permanent equity under the guidance of SFAS 133 and EITF 00-19. The value of the 7.41% Notes was allocated between the OID, the warrants and the debentures which amounted to $12,000, $44,130 and $105,897, respectively. The discount related to the OID and the warrants of $56,103 will be amortized over the term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.50%, a dividend yield of 0% and volatility of 116%.

The Company recorded $147,650 of interest expense related to the amortization of the 7.41% Notes and warrants for the year ended December 31, 2007.

The Company recorded amortization of deferred financing costs of $373,300 to financing expense related to the 7.41% Notes during the year ended December 31, 2007. The unamortized amount of $154,738 is recorded as part of the deferred financing costs in the accompanying balance sheet.

7.41% Notes payable consist of the following:
December 31, 2007
7.41% notes outstanding	$864,000
Unamortized discount on notes	(158,702)
7.41% notes payable, net	$705,298

As part of the Consent and Waiver, as described above in Note 7, the holders of the Debentures agreed to allow the Company to sell the $864,000 face amount of 7.41% Notes in exchange for warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $128,038 using the Black-Scholes option pricing model with the following assumption: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 124%. These costs were recorded as deferred financing costs and will be amortized over the term of the 7.41% Notes. As part of the issuance of the 7.41% Notes certain officers of the Company transferred to Oceana Partners and Carlin Capital 400,000 shares of common stock valued at $1.00 per share. The value of $400,000 was recorded as deferred financing cost and will be amortized over the term of the 7.41% Notes. The transfer of shares from the officers was recorded in additional paid-in capital.

Pursuant to the Registration Rights Agreement the Company signed in connection with the offering of the 7.41% Notes, the Company was required to register 125% of the number of shares underlying the related Warrants. The Company was required to file a registration statement for this purpose within 180 days following the date that the units were sold, and the Company would be in default of the Registration Rights Agreement if it failed to file the registration statement within 30 days following the expiration of the 180 day period. As of December 31, 2007, the Company was in default of the Registration Rights Agreement as to holders of $405,000 in principal amount of the 7.41% Notes. If the Company fails to discharge its obligations under the registration rights agreement, it will be required to pay the holders of the 7.41% Notes and related Warrants an amount in cash equal to 1.5% of the outstanding principal of the 7.41% Notes for each 30 day period (or part thereof) that the Company's in default. However, total liquidated damages under the Registration Rights Agreement are capped at 18% of the outstanding principal amount of the 7.41% Notes. At December 31, 2007, the Company believed that it would not be able to file the registration statement required by the Registration Rights Agreement and accordingly has recorded $16,821 in accrued expenses - registration rights agreement.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 10 - CAPITAL LEASE OBLIGATIONS

The Company leases certain furniture and other equipment under leases with a bargain purchase option through November 2012 at implicit rates ranging from 11.1% to 12.4%. The following is a schedule by fiscal years of the future minimum lease payments under this capital lease together with the present value of the net minimum lease payments at December 31, 2007:

2008	$29,708
2009	27,704
2010	8,221
2011	5,527
2012	5,527
Total minimum lease payments	76,687

Less amount representing interest	(11,069)

Present value of minimum capitalized payments	65,618
Less current portion	(24,271)
Long-term capital lease obligations	$41,347

Property and equipment included $103,562 and $80,277 and accumulated depreciation included $31,002 and $17,366 acquired through capital leases as of December 31, 2007 and 2006, respectively. Depreciation expense of $13,608 and $10,001 is included in the total depreciation expense for the periods ended December 31, 2007 and 2006. Interest expense under the lease was $6,881 and $6,234 for the periods ended December 31, 2007 and 2006, respectively

NOTE 11 - RELATED PARTY TRANSACTIONS

On May 1, 2005, the Company entered into a lease agreement for a condominium located in Las Vegas, Nevada with International Equity Partners, a Nevada limited liability company. Gary Guseinov, the Chief Executive Officer of the Company, is the manager of International Equity Partners. The monthly base rent for this space is $3,750. The term of the lease was from May 1, 2005 until May 31, 2008; however, the lease was terminated by the mutual agreement of the parties in February, 2006. The Company paid International Equity Partners $2,775 in rent in 2007 for the rental of a condominium located in Las Vegas, Nevada for use during a trade show in which the Company exhibited its products.

Unionway International, LLC, an entity controlled by Bing Liu, a former officer, provided software development services to the Company. The Company paid $6,500 per month for such services during 2006. During the years ended December 31, 2007 and 2006, the Company paid Unionway International, LLC $0 and $84,500, respectively. The Company has terminated the use of such services as of March 31, 2007.

The Company has amounts due to two officers as of December 31, 2007 totaling $22,165. This amount is included in accounts payable in the accompanying balance sheet.

On October 1, 2007, our Chief Executive Officer, Gary Guseinov, provided the Company with a short-term loan in the amount of $28,078. The loan was repaid on November 19, 2007.

On November 5, 2007, the Company entered into a promissory note agreement with Chris Carlin, the Company’s financial advisor, whereby Mr. Carlin loaned the Company $35,000 at an interest rate of 7% per annum. The principal and accrued interest was repaid prior to December 31, 2007.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company's primary offices are in Los Angeles, California where it entered into a lease on October 19, 2007 for office space beginning upon completion of the tenant improvements with a term of sixty-two months. The base rent is $10,670 per month for year one with 3% annual increases. The lease includes an abatement of the first two months rent as long as the Company abides by all the terms and conditions of the lease and if no event of default occurs. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. Aside from the monthly rent, the Company is required to pay its share of common operating expenses. At December 31, 2007 the lease term had not commenced. In conjunction with the lease above the Company also entered into a temporary lease for office space beginning on November 1, 2007. The base rent is $2,994 per month. The temporary lease terminates upon commencement of the affiliated lease.

Previously, the Company had entered into a lease for office space beginning September 1, 2004 and terminating August 31, 2007. The base rent was $10,619 per month for 2007.

As of December 31, 2007, the Company's future minimum lease payments required under the operating leases with initial or remaining terms in excess of one year are as follows:

Period Ending December 31,
2008	$85,356
2009	130,595
2010	134,513
2011	138,548
2012	142,704
Thereafter	72,772
Total	$704,488

Total rent expense for the years ended December 31, 2007 and 2006 was $150,139 and $222,409, respectively.

Employment Agreements
On August 31, 2006, the Company entered into an employment agreement with Gary Guseinov pursuant to which Mr. Guseinov will act as Chief Executive Officer. The agreement is for three years and unless terminated within that period will renew for successive one year periods until terminated. Mr. Guseinov receives compensation of $225,000 per year and is entitled to participate in any bonus compensation plan the Company adopts from time to time, so long as any such bonus does not exceed more than 50% of his base salary for any 12 month period.

On November 23, 2005, the Company entered into an employment agreement with Igor Barash pursuant to which Mr. Barash will act as Chief Information Officer. The agreement is “at will” and can be terminated at any time. Mr. Barash receives compensation of $135,000 per year.

On November 30, 2006, the Company entered into temporary deferred salary arrangements with Mr. Guseinov, Mr. Liu and Mr. Barash in which they agreed to defer 50% of their salary each pay period. This arrangement can be terminated upon approval of the Company’s Board of Directors. The Company has accrued $268,658 and $35,726 of deferred compensation as of December 31, 2007 and 2006.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation
On June 16, 2006, the Company was named as a defendant in a civil complaint filed with the United States District Court, Central District of California. The action is entitled, “Wellbourne Limited, a Seychelles corporation vs. 2Checkout.com Inc., a Delaware corporation; and CyberDefender Corporation, a California Corporation.” The Company had recorded a liability of $102,000 when the services were rendered. On March 14, 2007, the Company entered into a settlement agreement with Wellbourne Limited. The terms of the settlement agreement require the Company to pay Wellbourne Limited the sum of $55,000. At December 31, 2007 the Company has paid $50,000 towards the settlement. The Company still owes $5,000 plus interest at December 31, 2007.

On November 13, 2007, a former employee, Patrick Hinojosa, filed an action in the Los Angeles Superior Court, number 8C380620 titled Patrick Hinojosa, plaintiff, vs. CyberDefender, Inc., a California corporation, and Does 1 through 50, inclusive. Mr. Hinojosa alleges breach of contract and violations of California Labor Code sections 227.3 and 203. Mr. Hinojosa alleges that he has suffered damages in excess of $25,000. Legal counsel for the Company has advised that at this stage, there are no unasserted claims which are probable or which, if asserted, would have an unfavorable outcome. The Company believes the threatened claim is without merit and intends to vigorously defend any assertion of the claim, if one is made. As a result, no amount has been accrued as a liability for this contingency.

 In addition, the Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At December 31, 2007, management believes that the Company is not a party to any action, except as discussed above, that would have a material impact on its financial condition, operations or cash flows.

Guarantees and Indemnities
 During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company hedges some of the risk associated with these potential obligations by carrying general liability insurance. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying statement of financial position.

On October 30, 2006, the Company entered into Indemnification Agreements with Mr. Guseinov, Mr. Ivankovich, Mr. Liu and Mr. Barash and on November 6, 2007 the Company entered into an Indemnification Agreement with Mr. John LaValle, a former director, all of whom are sometimes collectively referred to in this discussion as the “indemnified parties” or individually referred to as an “indemnified party”. The agreements require the Company to provide indemnification for the indemnified parties for expenses (including attorneys’ fees, expert fees, other professional fees and court costs, and fees and expenses incurred in connection with any appeals), judgments (including punitive and exemplary damages), penalties, fines and amounts paid in settlement (if such settlement is approved in advance by the Company, which approval shall not be unreasonably withheld) actually and reasonably incurred by the indemnified parties in connection with any threatened, pending or completed action or proceeding (including actions brought on the Company’s behalf, such as shareholder derivative actions), whether civil, criminal, administrative or investigative, to which he is or was a party, a witness or other participant (or is threatened to be made a party, a witness or other participant) by reason of the fact that he is or was a director, officer, employee or agent of the Company or any of its subsidiaries. The indemnification covers any action or inaction on the part of the indemnified party while he was an officer or director or by reason of the fact that he is or was serving at the Company’s request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. The Company also agreed to indemnify the indemnified parties to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of the Indemnification Agreements, our articles of incorporation, our bylaws or by statute. In the event of any change, after the date of the Indemnification Agreements, in any applicable law, statute or rule which expands the right of a California corporation to indemnify a member of its board of directors or an officer, such changes shall be within the purview of the indemnified parties’ rights and the Company’s obligations under the Indemnification Agreements.

The Indemnification Agreements are effective as of the date they were signed and may apply to acts or omissions of the indemnified parties which occurred prior to such date if the indemnified party was an officer, director, employee or other agent of the Company, or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, at the time such act or omission occurred. All of obligations under the Indemnification Agreements will continue as long as an indemnified party is subject to any actual or possible matter which is the subject of the Indemnification Agreement, notwithstanding an indemnified party’s termination of service as an officer or director.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 13 - SUBSEQUENT EVENTS

In January and February 2008, the Company issued 261,091 shares of its common stock to holders of the 10% convertible debentures as partial payment for accrued penalties and accrued interest outstanding on the debentures as of December 31, 2007. The shares issued were for $119,615 of accrued penalties and $123,466 of accrued interest.

On February 4, 2008 our board of directors approved an independent contractor agreement with Mr. Michael Barrett. The term of the agreement is six months. Pursuant to the agreement, Mr. Barrett provides consulting services to us as our Chief Financial Officer. We have agreed to pay Mr. Barrett the sum of $6,000 per month for the months of February and March 2008. Beginning on April 1, 2008, Mr. Barrett’s cash compensation will be reduced to $4,000 per month. We have also issued to Mr. Barrett an option to purchase 20,000 shares of our common stock under the 2006 Plan, at price of $1.00 per share. The right to purchase 10,000 shares will vest on April 30, 2008. The right to purchase the remaining 10,000 shares of common stock will vest at the end of the term. The estimated fair value of the grant of $17,344 was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: expected term of 5 years, a risk-free interest rate of 2.48%, a dividend yield of 0%, volatility of 173% and a forfeiture rate of 4%.

In February 2008, the Company sold 110,000 shares of its common stock as part of the stock unit offering that began in October 2007 as more fully described in Note 6. The warrants issued in connection with the units were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 142%.
On February 12, 2008, the Company entered into a consulting agreement with New Castle Consulting. Pursuant to this agreement, they will provide investor relations services to us for a period of 6 months in exchange for an immediate payment of $4,500, a monthly fee of $4,500 the payment of which will begin in March 2008, the issuance of 100,000 shares of restricted common stock and an indemnity.

On February 14, 2008, the Company entered into a consulting agreement with Kulman IR. Pursuant to this agreement, Kulman will provide investor relations services to us for a period of 12 months in exchange for a monthly fee of $3,500, the issuance of 100,000 shares of restricted common stock, the payment of pre-approved expenses incurred by Kulman in discharging its obligations under the agreement and cross-indemnities. In regards to the stock that was issued, 50,000 shares vest immediately, 25,000 shares vest on August 7, 2008 and the remaining 25,000 shares vest on October 7, 2008.

On February 22, 2008 John LaValle resigned as a director. Mr. LaValle’s resignation was not as the result of a disagreement with CyberDefender Corporation on any matter relating to its operations, policies or practices.

In March 2008, Gary Guseinov pledged 750,000 shares of common stock in CyberDefender Corporation to Michael and Casey DeBaecke in exchange for a loan of $160,000 made to the Company. The pledge is non-recourse to Mr. Guseinov in the event the collateral is foreclosed upon due to the Company’s failure to pay the loan. So long as there is no event of default in connection with the loan, Mr. Guseinov may continue to vote the shares at any annual or special meeting of the shareholders. The loan documentation has not been finalized as of the date of the report, however, the loan is due to be repaid on the earlier of two months from signing of the loan document or two days following our receipt of over $500,000 in new equity capital following the date of the promissory note evidencing the loan.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 14 - RESTATEMENT

The Company’s previously issued financial statements as of and for the year ended December 31, 2006 has been restated as follows:

a)	Deferred Tax Asset

The Company has increased the valuation allowance in the deferred tax asset by $966,550 as a result of changes made to the valuation allowance as of December 2004. The impact of the adjustment on the financial statements for the year ended December 31, 2006 has been quantified below:

	Previously	As	Increase/
December 31, 2006	Reported	Restated	(Decrease)
	$	$	$
Statement of Operations
Income Tax Expense	(966,550)	-	966,550
Net Loss	(6,474,150)	(5,507,600)	966,550
Loss per share, basic and diluted	(0.64)	(0.55)	0.09