Form 10-Q
period 2008-03-31
CYBERDEFENDER CORP
filed 2008-05-15
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number	333-138430

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation or organization)

617 West 7th Street, Suite 401, Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (213) 689-8631

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filee	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2008 the number of shares of the registrant’s classes of common stock outstanding was 14,630,688.

Part I, Item 1.	Financial Statements

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS

ASSETS	March 31, 2008	December 31,
CURRENT ASSETS:	(unaudited)	2007
Cash and cash equivalents	$422,645	$236,995
Accounts receivable, net of allowance for doubtful accounts of $0	30,748	19,053
Deferred financing costs, current	464,908	596,917
Prepaid expenses	29,649	21,885
Deferred processing fees	61,446	40,560

Total Current Assets	1,009,396	915,410

PROPERTY AND EQUIPMENT, net	122,177	129,643
DEFERRED FINANCING COSTS, net of current portion	220,567	331,146
OTHER ASSETS	30,635	26,097

Total Assets	$1,382,775	$1,402,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$758,272	$647,976
Accrued expenses	576,120	619,805
Accrued expenses - registration rights agreement	46,682	166,297
Deferred revenue	1,019,071	629,442
Notes payable, net of discount	923,840	705,298
Current portion of capital lease obligation	27,173	24,271

Total Current Liabilities	3,351,158	2,793,089

CONVERTIBLE NOTES PAYABLE, net of discount	1,456,227	1,235,035

CAPITAL LEASE OBLIGATION, less current portion	34,922	41,347

Total Liabilities	4,842,307	4,069,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 14,630,688 and 13,944,597 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5,288,372	4,788,349
Additional paid-in capital	7,289,083	7,105,428
Accumulated deficit	(16,036,987)	(14,560,952)

Total Stockholders’ Deficit	(3,459,532)	(2,667,175)

Total Liabilities and Stockholders’ Deficit	$1,382,775	$1,402,296

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2008	2007

REVENUES:
Net sales	$475,046	$666,138

OPERATING EXPENSES:
Advertising	269,088	111,640
Product development	109,968	234,765
Selling, general and administrative	911,213	1,084,799
Depreciation and amortization	9,828	25,275
Total Operating Expenses	1,300,097	1,456,479

LOSS FROM OPERATIONS	(825,051)	(790,341)

OTHER EXPENSES:
Loss on registration rights agreement	-	(32,618)
Interest expense	(650,784)	(359,071)
Total Other Expenses	(650,784)	(391,689)

LOSS BEFORE INCOME TAX EXPENSE	(1,475,835)	(1,182,030)

INCOME TAX EXPENSE	200	200

NET LOSS	$(1,476,035)	$(1,182,230)

Basic and fully diluted net loss per share	$(0.10)	$(0.10)

Weighted Average Shares Outstanding:
Basic and fully diluted	14,289,259	12,173,914

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,476,035)	$(1,182,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on registration rights agreement	-	32,618
Amortization of debt discount	315,826	270,056
Depreciation and amortization	9,828	25,275
Compensation expense from vested stock options	29,505	23,994
Amortization of deferred financing costs	242,588	135,214
Shares issued for penalties and interest	243,081	-
Shares issued for services	200,000	-
Changes in operating assets and liabilities:
Accounts receivable	(11,695)	(38,931)
Prepaid and other assets	(7,764)	20,011
Deferred processing fees	(20,886)	16,406
Other assets	(4,538)	-
Accounts payable and accrued expenses	(53,004)	388,808
Deferred revenue	389,629	(164,558)
Cash Flows Used In Operating Activities:	(143,465)	(473,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(5,425)
Cash Flows Used In Investing Activities	-	(5,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	160,000	-
Principal payments on capital lease obligation	(5,885)	(4,114)
Proceeds from sale of stock	175,000	-
Cash Flows Provided by (Used in) Financing Activities	329,115	(4,114)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	185,650	(482,876)

CASH AND CASH EQUIVALENTS, beginning of period	236,995	549,682

CASH AND CASH EQUIVALENTS, end of period	$422,645	$66,806

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Supplemental disclosures of cash flow information:
Income taxes paid	$-	$17,857
Cash paid for interest	$2,813	$7,030

Supplemental schedule of non-cash financing activities:
Assets acquired through capital lease obligation	$2,362	$-
Discount on note payable	$36,092	$-
Warrants issued in connection with sale of stock	$118,058	$-

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.  The results for the three-month interim period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Going Concern and Management’s Plans
Historically, the Company’s revenues were derived from subscriptions to CyberDefender Anti-Spyware 2006, which included the initial download and one year of updates. The license to use the software was renewed annually with incentives for early renewals. The Company acquired new users with an online direct purchase offer. The offer, to scan a computer for spyware and then pay for removal of spyware, was broadcast in emails, banners and search ads.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern and Management’s Plans (Continued)
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,476,035 and $1,182,230 during the three months ended March 31, 2008 and 2007, respectively, and has negative working capital of $2,341,762 and an accumulated deficit of $16,036,987 at March 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Until sales of the products provide the Company with the revenue it needs to attain profitability, the Company intends to continue to raise money for operating capital through sales of its securities or by borrowing money.  From inception through March 31, 2008, the Company has raised $5,235,000 from debt financing and $829,500 from equity financing to develop software and to build out a management team to deliver a new product to market. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. Management cannot assure that any financing arrangements will be available in amounts or on terms acceptable to the Company. If additional financing is not available or is not available on acceptable terms, the Company may be unable to continue its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Property and Equipment
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets ranging from three to seven years, using the straight-line method. Total depreciation expense was $9,828 and $8,608 for the three months ended March 31, 2008 and 2007, respectively.

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

Specifically, the Company recognizes revenues from its CyberDefender Anti-Spyware 2006 (“CyberDefender TM”) product when all of the following conditions for revenue recognition are met:

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Deferred Processing Fees
The Company uses a third party to process its product sales. The Company pays a direct acquisition fee to the processor for each completed sale. These direct acquisition fees are deferred and recognized ratably over the term of the arrangement of the associated sale in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The third party processor refunds any direct acquisition fee paid to it on any credit card chargeback or on any product that is returned. The refunds are matched against the associated chargebacks and product returns.

Reserves for Product Returns
The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs after a customer is automatically charged for a renewal license and subsequently, within 30 days of renewal, decides not to continue using the license or the credit card processed for renewal is no longer valid.  The Company’s third party processor of renewal sales is usually notified within 30 days by customers that they no longer wish to license the Company’s product.  The third party processor reduces the amounts due to the Company as a result of any chargeback during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the rebilling event and are recorded prior to closing the previous month’s accounting records.  As stated in the Company’s revenue recognition policy, revenue is deferred until the month subsequent to the renewal date and recognized ratably over the term of the arrangement. For the three months ended March 31, 2008 and 2007, the Company had accrued $0 for customer returns and chargebacks. The Company may voluntarily accept returns from a customer from time to time. The returns are charged against revenues upon receipt.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

For the three months ended March 31, 2008 and 2007, advertising purchased from four (4) vendors accounted for 95% and 90% of the Company’s total advertising expense.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

The Company does not have any unrecognized tax benefits as of March 31, 2008 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March 31, 2008.

Software Development Costs
The Company accounts for software development costs in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed.” Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There has been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development expense. For the three months ended March 31, 2008 and 2007, product development costs were $109,968 and $234,765, respectively. Further, as discussed in Note 3, the Company acquired the CyberDefender TM software application during 2005.

Advertising Expenses

Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. For the three months ended March 31, 2008 and 2007, advertising expense amounted to $269,088 and $111,640, respectively.

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before March 31, 2008 which are applicable to the Company.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.

Loss Per Share
In accordance with SFAS No. 128,”Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended March 31, 2008 and 2007, there were 10,216,817 and 9,077,692 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

Stock Based Compensation
The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value of the stock on the date of grant or the value of services, whichever is more readily available. Stock option awards are valued using the Black-Scholes option-pricing model.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - INTANGIBLE

In January 2005, the Company entered into an asset purchase agreement with Unionway Int’l, LLC whereby the Company purchased certain assets of Unionway Int’l, LLC that principally included the software application Cyber-Defender™ and associated rights for $200,000 through the issuance of a note payable as disclosed in the following Note 5. The software technology purchased from Unionway Int’l, LLC is the core of the Company’s existing product. The asset is being amortized over the expected life of three years on a straight line basis. The amortization for the three months ended March 31, 2008 and 2007 is $0 and $16,667, respectively and the accumulated amortization is $200,000 as of March 31, 2008 and December 31, 2007.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock
On October 18, 2007, the Company began an offering of stock units. Each unit consisted of 25,000 shares of common stock and a warrant to purchase 18,750 shares of common stock at an exercise price of $1.25 per share. The warrants have a term of five years. Pursuant to the warrant agreements, from and after the warrant issue date, in the event the Company sells Common Stock for less than the then exercise price or issues securities convertible into or exercisable for common stock at a conversion price or exercise price less than the then exercise price (a “Dilutive Issuance”), then the exercise price shall be multiplied by a fraction, the numerator of which is the number of shares of common ctock sold and issued at the closing of such Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of such Dilutive Issuance would purchase at the then exercise price, and the denominator of which is the number of shares of common stock issued and outstanding on the date of such Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of such Dilutive Issuance. The purchase price is $25,000 per unit. During February and March, 2008, the Company issued 175,000 shares and raised $175,000 through this offering. The 131,250 warrants issued in connection with the units were valued at $118,058 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 146-148%. Issuance costs consisted of a 7% cash fee and additional warrants at $1.00 per share to purchase 7% of the shares sold with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 146%. Issuance costs of $33,899 and $45,815 were recorded in accrued expenses on the accompanying balance sheet as of March 31, 2008 and December 31, 2007, respectively.

On February 12, 2008, the Company entered into a consulting agreement with New Castle Consulting. Pursuant to this agreement, they will provide investor relations services to us for a period of 6 months in exchange for an immediate payment of $4,500, a monthly fee of $4,500 the payment of which will begin in March 2008, the issuance of 100,000 shares of restricted common stock and an indemnity. As there is no guarantee of future benefit provided the value of the shares have been expensed upon issuance.

On February 14, 2008, the Company entered into a consulting agreement with Kulman IR. Pursuant to this agreement, Kulman will provide investor relations services to us for a period of 12 months in exchange for a monthly fee of $3,500, the issuance of 100,000 shares of restricted common stock, the payment of pre-approved expenses incurred by Kulman in discharging its obligations under the agreement and cross-indemnities. In regards to the stock that was issued, 50,000 shares vest immediately, 25,000 shares vest on August 7, 2008 and the remaining 25,000 shares vest on October 7, 2008. As there is no guarantee of future benefit provided the value of the vested shares have been expensed upon issuance. The remaining expense will be recognized as the shares vest.

See Note 5 for additional shares issued in the three months ended March 31, 2008 related to the convertible notes payable.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

Stock options
In January 2005, the Company implemented the CyberDefender Corporation 2005 Stock Option Plan (sometimes called the CyberDefender Corporation 2005 Equity Incentive Plan and referred to herein as the “2005 Plan”), which consists of equity programs that provide for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2005 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a  period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted from the 2005 Plan is 931,734 shares.

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

On March 31, 2008, the Company granted to Michael Barrett, the Company’s Chief Financial Officer, the option to purchase 20,000 shares of common stock under the 2006 Plan, at price of $1.00 per share with an estimated remaining fair value of $17,344 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.1 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, volatility of 128% and a forfeiture rate of 0%.

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Three Months ended
	March 31, 2008		March 31, 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	1,316,384	$0.75	1,441,613	$0.75

Granted	20,000	$1.00	54,000	$1.00

Exercised	—	—	—	—

Cancelled	(32,500)	$1.12	(216,230)	$1.00

Outstanding, end of period	1,303,884	$0.74	1,279,383	$0.72

Exercisable, end of period	1,114,988	$0.69	534,240	$0.58

The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $0.87 and $0.96 per option, respectively.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

As of March 31, 2008 and 2007, 188,896 and 745,143 of the options granted are not vested with an estimated remaining value of $132,110 and $591,351 and a weighted average vesting life of 2.63 and 3.27 years, respectively. At March 31, 2008, 1,114,988 of these options were exercisable with an estimated remaining contractual term of 8.14 years. The weighted average remaining contractual life of all options outstanding at March 31, 2008 is 8.28 years.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $29,505 and $23,994 for the three months ended March 31, 2008 and 2007, respectively.

There were no employee stock options exercised during the three months ended March 31, 2008 and 2007.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On September 12, 2006, the Company entered into a Securities Purchase Agreement with 13 accredited investors pursuant to which it sold 10% secured convertible debentures (the “Debentures”) in the aggregate principal amount of $3,243,378 and common stock purchase warrants to purchase an aggregate of 3,243,378 shares of the Company’s common stock at $1.00 per share that also included a registration rights agreement. The debenture holders have the right to convert the Debentures into 3,243,378 shares of common stock. The Debentures mature on September 12, 2009 and bear interest at the rate of 10% per year, payable quarterly. If, during the time that the debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the debentures will be reduced.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

Pursuant to Amendments No. 1 and No. 2 to the Registration Rights Agreement, the holders of the Company’s Debentures agreed to extend the filing date of the registration statement to November 3, 2006, and agreed to waive their rights to enforce the liquidated damages clause for the initial filing of the registration statement. The Company did not meet the 10 day response period for responding to an SEC request for additional information nor did the Company meet the target registration statement effectiveness date of January 10, 2007. The holders did not agree to waive the liquidated damages that accrued due to the Company’s failure to meet the 10 day period for responding to an SEC request for additional information nor have the holders agreed to waive the liquidated damages that accrued due to the Company’s failure to have the registration statement declared effective by January 10, 2007.

In accordance with FASB Staff Position Emerging Issues Task Force (“FSP EITF”) 00-19-02, “Accounting for Registration Payment Arrangements,” the Company believed, at the time the Debentures were issued, that it was probable that it would be in violation of certain filing provisions within the Registration Rights Agreement and recorded $111,897 as a discount to the 10% secured convertible debentures. At December 31, 2006, the Company estimated its liquidated damages to be $225,415 and therefore recorded an additional expense of $113,518 in loss on registration rights agreement in the statement of operations. On March 23, 2007 the Company entered into a Consent and Waiver agreement as more fully described below that determined the actual liquidated damages to be $169,917 calculated through March 23, 2007 and covering the period through April 30, 2007, resulting in a $55,498 decrease to the liability.

The Company was also required to make an interest payment to the Debenture holders on April 1, 2007. The Consent and Waiver allows the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder. For payment of the Debenture holder’s pro rata portion of the April 1 interest payment, the Debenture holder could choose to increase the principal amount of his Debenture by his pro-rata share of the accrued interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the Debenture holders pro rata portion of the liquidated damages, each Debenture holder has the same choice, that is, either to increase his Debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the Debenture holders were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company could be required to issue up to a total of 566,336 shares of the Company’s common stock. The Consent and Waiver allowed the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents. The Company issued 180,187 shares in November and December 2007 as partial payment for these liquidated damages valued at $153,167. At December 31, 2007, $16,750 of these damages remained in accrued expenses - registration rights agreement. The Company issued 15,407 shares in January and February 2008 as partial payment for these liquidated damages valued at $13,097. At March 31, 2008, $3,653 of these damages remained in accrued expenses - registration rights agreement. The Company issued 190,090 shares in November and December 2007 as partial payment for the April 1 interest payment of $161,580. At December 31, 2007, $17,179 remained in accrued interest. The Company issued 15,669 shares in January and February 2008 as partial payment for the April 1 interest payments of $13,319. At March 31, 2008, $3,860 remained in accrued interest.

The Consent and Waiver allowed the Company to issue to Oceana Partners, LLC, without triggering the anti-dilution rights, 50,000 shares of common stock in consideration for research coverage for a 12-month period.

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726. On September 21, 2007 the Company received from the holders of the Debentures a Consent and Waiver of defaults of the Debentures and of that certain Registration Rights Agreement that was signed in conjunction with the issuance of the Debentures. The holders of the Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. The Company issued 135,063 shares in February 2008 as partial payment for these liquidated damages valued at $106,518. At March 31, 2008, $26,208 of these damages remained in accrued expenses - registration rights agreement. The Company issued 94,952 shares in February 2008 as partial payment for the April 1 interest payments of $110,147. At March 31, 2008, $37,672 remained in accrued interest.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

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

The Company has accounted for the Debentures according to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” FSP EITF 00-19-2, EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The Company has accounted for the registration rights arrangement under the guidance of FSP EITF 00-19-2 and the warrants as permanent equity under the guidance of SFAS No. 133 and EITF 00-19. The value of the Debentures was allocated between the Debentures, the registration rights arrangement and the warrants, including the beneficial conversion feature, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the beneficial conversion feature, is being amortized over the term of the Debentures. The Company amortized $221,192 and $270,056 to interest expense for the three months ended March 31, 2008 and 2007. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the Debentures on the accompanying balance sheet.

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options, issued in November 2006, were valued at $374,531 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, and volatility of 128%. These costs, totaling $1,592,046, are being amortized over the term of the Debentures. The Company recorded amortization of $110,579 and $135,215 to interest expense during the three months ended March 31, 2008 and 2007 related to the Debentures. The unamortized amount is recorded as part of the deferred financing costs in the accompanying balance sheets.

In November and December 2007, certain holders of the 10% Secured Convertible Debentures converted $460,000 of notes and $48,406 of accrued interest into 508,406 shares of common stock at $1.00 per share. The unamortized discount of $253,481 on the converted notes was recorded as interest expense in the accompanying statement of operations.

Convertible notes payable consist of the following:

	March 31, 2008	December 31, 2007
10% debentures outstanding	$2,783,378	$2,783,378
Unamortized discount on debentures	(1,327,151)	(1,548,343)
Convertible notes payable, net	$1,456,227	$1,235,035

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - NOTES PAYABLE

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

In October 2007, the Company sold $162,000 in face amount of the 7.41% Notes and warrants to purchase 75,000 shares of the Company’s common stock for a purchase price of $150,000. The value of the 7.41% Notes was allocated between the OID, the warrants and the debentures which amounted to $12,000, $44,103 and $105,897, respectively. The discount related to the OID and the warrants of $56,103 will be amortized over the term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.50%, a dividend yield of 0% and volatility of 116%.

The Company recorded $76,588 of interest expense related to the amortization of the 7.41% Notes and warrants for the three months ended March 31, 2008.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - NOTES PAYABLE (Continued)

7.41% Notes payable consist of the following:

	March 31, 2008	December 31, 2007
7.41% notes outstanding	$864,000	$864,000
Unamortized discount on notes	(82,114)	(158,702)
7.41% notes payable, net	$781,886	$705,298

As part of the Consent and Waiver, as described above in Note 5, the holders of the Debentures agreed to allow the Company to sell the $864,000 face amount of 7.41% Notes in exchange for warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $128,038 using the Black-Scholes option pricing model with the following assumption: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 124%. These costs were recorded as deferred financing costs and will be amortized over the term of the 7.41% Notes. As part of the issuance of the 7.41% Notes certain officers of the Company transferred to Oceana Partners and Carlin Capital 400,000 shares of common stock valued at $1.00 per share. The value of $400,000 was recorded as deferred financing cost and will be amortized over the term of the 7.41% Notes. The transfer of shares from the officers was recorded in additional paid-in capital.

The Company recorded amortization of deferred financing costs of $132,010 to financing expense related to the 7.41% Notes during the three months ended March 31, 2008. The unamortized amount of $22,002 is recorded as part of the deferred financing costs in the accompanying balance sheet.

Pursuant to the Registration Rights Agreement the Company signed in connection with the offering of the 7.41% Notes, the Company was required to register 125% of the number of shares underlying the related Warrants. The Company was required to file a registration statement for this purpose within 180 days following the date that the units were sold, and the Company would be in default of the Registration Rights Agreement if it failed to file the registration statement within 30 days following the expiration of the 180 day period. As of December 31, 2007, the Company was in default of the Registration Rights Agreement as to holders of $405,000 in principal amount of the 7.41% Notes. If the Company fails to discharge its obligations under the registration rights agreement, it will be required to pay the holders of the 7.41% Notes and related Warrants an amount in cash equal to 1.5% of the outstanding principal of the 7.41% Notes for each 30 day period (or part thereof) that the Company is in default. However, total liquidated damages under the Registration Rights Agreement are capped at 18% of the outstanding principal amount of the 7.41% Notes. The Company believed that it would not be able to file the registration statement required by the Registration Rights Agreement and accordingly has recorded $16,821 in accrued expenses - registration rights agreement as of March 31, 2008 and December 31, 2007. The Company is in the process of obtaining a Consent and Waiver from the 7.41% Noteholders in regards to the liquidated damages, due to the high cost required to file a registration statement and the reduction in the holding time for unregistered securities. Pursuant to the Consent and Waiver the Company will issue shares valued at $1.00 to pay the accumulated damages. The Company does not anticipate any additional expense will be material in connection with the Registration Rights Agreement.

Note Payable to Shareholder
In March 2008, Gary Guseinov pledged 750,000 shares of his common stock in CyberDefender Corporation to Michael and Casey DeBaecke in exchange for a loan of $160,000 made to the Company. The pledge is non-recourse to Mr. Guseinov in the event the collateral is foreclosed upon due to the Company’s failure to pay the loan. So long as there is no event of default in connection with the loan, Mr. Guseinov may continue to vote the shares at any annual or special meeting of the shareholders. The loan documentation has not been finalized as of the date of the report; however, the loan is due to be repaid on the earlier of two months from signing of the loan document or two days following the Company’s receipt of over $500,000 in new equity capital following the date of the promissory note evidencing the loan. Additionally, the Company issued warrants to purchase 40,000 shares of the Company’s stock. The warrants may be exercised at a price of $1.20 per share for a period of 5 years. The discount related to the warrants of $36,092 will be amortized over the term of the note. The warrants issued in connection with the note were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 148%.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation
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

On October 30, 2006, the Company entered into Indemnification Agreements with Mr. Guseinov, Mr. Ivankovich, the former Chief Financial Officer, Mr. Liu and Mr. Barash, on November 6, 2007 the Company entered into an Indemnification Agreement with Mr. John LaValle, a former director, and on February 1, 2008 the Company entered into an Indemnification Agreement with Mr. Michael Barrett, all of whom are sometimes collectively referred to in this discussion as the “indemnified parties” or individually referred to as an “indemnified party.” The agreements require the Company to provide indemnification for the indemnified parties for expenses (including attorneys’ fees, expert fees, other professional fees and court costs, and fees and expenses incurred in connection with any appeals), judgments (including punitive and exemplary damages), penalties, fines and amounts paid in settlement (if such settlement is approved in advance by the Company, which approval shall not be unreasonably withheld) actually and reasonably incurred by the indemnified parties in connection with any threatened, pending or completed action or proceeding (including actions brought on the Company’s behalf, such as shareholder derivative actions), whether civil, criminal, administrative or investigative, to which he is or was a party, a witness or other participant (or is threatened to be made a party, a witness or other participant) by reason of the fact that he is or was a director, officer, employee or agent of the Company or any of its subsidiaries. The indemnification covers any action or inaction on the part of the indemnified party while he was an officer or director or by reason of the fact that he is or was serving at the Company’s request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. The Company also agreed to indemnify the indemnified parties to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of the Indemnification Agreements, our articles of incorporation, our bylaws or by statute. In the event of any change, after the date of the Indemnification Agreements, in any applicable law, statute or rule which expands the right of a California corporation to indemnify a member of its board of directors or an officer, such changes shall be within the purview of the indemnified parties’ rights and the Company’s obligations under the Indemnification Agreements.

The Indemnification Agreements are effective as of the date they were signed and may apply to acts or omissions of the indemnified parties which occurred prior to such date if the indemnified party was an officer, director, employee or other agent of the Company, or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, at the time such act or omission occurred. All obligations under the Indemnification Agreements will continue as long as an indemnified party is subject to any actual or possible matter which is the subject of the Indemnification Agreement, notwithstanding an indemnified party’s termination of service as an officer or director.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

On April 16, 2008, the Company granted to Steve Asetre, a consultant, the option to purchase 15,700 shares of common stock under the 2006 Plan, at price of $1.25 per share with an estimated remaining fair value of $9,115 using the Black-Scholes option pricing model with the following assumptions: expected term of 2.50 years, a risk-free interest rate of 2.09%, a dividend yield of 0%, volatility of 118% and a forfeiture rate of 0%.

On April 16, 2008, the Company granted to Tawab Rahmani, a consultant, the option to purchase 75,000 shares of common stock under the 2006 Plan, at price of $1.00 per share with an estimated remaining fair value of $46,380 using the Black-Scholes option pricing model with the following assumptions: expected term of 2.50 years, a risk-free interest rate of 2.09%, a dividend yield of 0%, volatility of 118% and a forfeiture rate of 0%.

On April 16, 2008, the Company granted to Sean Whiteley, a consultant, the option to purchase 40,000 shares of common stock under the 2006 Plan, at price of $1.00 per share with an estimated remaining fair value of $27,131 using the Black-Scholes option pricing model with the following assumptions: expected term of 3.25 years, a risk-free interest rate of 2.28%, a dividend yield of 0%, volatility of 118% and a forfeiture rate of 0%.

Forward-Looking Statements

This report contains forward-looking statements throughout and in particular in the discussion at Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on April 14, 2008, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this report. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” at Item 1A of our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on April 14, 2008.

OVERVIEW

We are a provider of secure content management software based in Los Angeles, California. We develop and license security software. Our mission is to bring to market advanced solutions to combat and prevent online information theft, unwanted advertisements, spam, Internet viruses, spyware and related computer threats.

We have developed a Collaborative Internet Security Network (CISN) (also known as “earlyNetwork”™) which is based on certain technology principles commonly found in a peer-to-peer network infrastructure. A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network. This means that when a threat is detected from a computer that is part of the CISN, the threat is relayed to our Early Alert Center. The Early Alert Center tests, grades and ranks the threat, automatically generates definition and signature files based on the threat, and relays this information to the Alert Server, in some cases after a human verification step. The Alert Server will relay the information it receives from the Early Alert Center to other machines in the CISN, and each machine that receives the information will, in turn, relay it to other machines that are part of the CISN. This protocol allows us to rapidly distribute alerts and updates regarding potentially damaging viruses, e-mails and other threats to members of the CISN, without regard for the cost of the bandwidth involved. Because cost is not a factor, updates can be continuous, making our approach significantly faster than the client/server protocols used by traditional Internet security companies that provide manual broadcast-updated threat management systems. Computer users join the CISN simply by downloading and installing our software.

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

The following table summarizes our revenue during each quarter for sales of our products. Sales made during the fiscal year ended December 31, 2006 consisted almost exclusively of our CyberDefender Anti-Spyware 2006 product, as our newer products were not launched until November 2006. Sales made during the fiscal year ended December 31, 2007 and for the three months ended March 31, 2008 include renewals of our CyberDefender Anti-Spyware 2006 product, as well as sales of our CyberDefender Early Detection Center, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™ product and advertising revenue derived from our CyberDefender FREE 2.0 product.

	Sales
Quarter Ended	New	Renewal
March 31, 2006	$387,942	$842,044
June 30, 2006	259,694	827,688
September 30, 2006	190,335	653,534
December 31, 2006	103,365	637,271
Fiscal Year 2006 Totals	$941,336	$2,960,537

March 31, 2007	$67,663	$598,473
June 30, 2007	$60,679	$567,764
September 30, 2007	$72,982	$471,974
December 31, 2007	$71,356	$309,263
Fiscal Year 2007 Totals	$272,680	$1,947,474

March 31, 2008	$129,966	$345,080

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

While we were developing CyberDefender Early Detection Center/CyberDefender FREE 2.0, we slowed down our efforts in marketing our CyberDefender Anti-Spyware 2006 software so that we could devote more of our financial resources to the development of our new product. The expense of turning our business from a marketer of a single software product into a developer of a suite of Internet security products exceeded our revenues. During this period, our new user marketing was restricted to experimental activities. Therefore, as and when we needed cash, we sold our securities. To date, we have received $4,435,000 from the sale of our convertible debt securities, $800,000 from the sale of our original issue discount notes, $160,000 from the issuance of a note payable to a shareholder and $829,500 from the sale of our units consisting of our common stock and warrants.

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

We sell our CyberDefenderTM software over the Internet. Customers order the product and simultaneously provide their credit card information to us. Upon receipt of authorization from the credit card issuer, we license the customer to download the product. As part of the sales price, we provide renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use our product and receive product support coverage and content updates for a specified period, generally twelve months. We invoice for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” does not exist for one or more of the elements. The arrangement is in substance a subscription and the entire fee is deferred until the month subsequent to the delivery date of the product and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49.

We use a third party to process our product sales. We pay a direct acquisition cost to the processor for each completed sale. These direct acquisition costs are deferred and recognized ratably over the term of the arrangement of the associated sale in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The third party processor refunds any direct acquisition cost paid to it on any credit card chargeback or on any product that is returned. The refunds are matched against the associated chargebacks and product returns.

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

Customers are permitted to return a product that has been paid for within 30 days from the date of purchase. During the three months ended March 31, 2008 and 2007, we did not accrue any sum for product returns or chargebacks as such returns and chargebacks are identified within the first 30 days of sale and are charged against our gross sales in the month that they occur. Our net revenue, including returns and chargebacks for each period, are deferred and recognized ratably over a 12 month period according to our revenue recognition policy.

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

Stock Based Compensation and Fair Value of our Shares. We adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006.

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt obligations	$3,807,378	$1,024,000	$2,783,378
Capital lease obligations	$75,084	$31,497	$32,331	$11,256
Operating lease obligations	$704,488	$128,034	$267,706	$284,010	$24,738

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

Trends, Events and Uncertainties

As described above in the discussion of revenue recognition, we receive payment upon the sale of our products and defer the revenue over the life of the license agreement, which is generally one year. We have disclosed in the table below the total number of licenses sold (net of returns and chargebacks) and gross dollar sales (net of returns and chargebacks), before deferral, for the three months covered by this report.

	Total # of Licenses	% Increase	Gross Sales $	% Increase	Avg. $ Sale	% Increase
January 2008	866	-	$33,919	-	$39.17	-
February 2008	1,467	69%	$64,347	90%	$43.86	12%
March 2008	2,441	66%	$114,070	77%	$46.73	7%

The table above indicates an upward trend in the number of licenses sold and the average dollar sale during the three months ended March 31, 2008. This trend is a result of our focus on promoting our new products and increasing the amount of money spent on advertising, as discussed below. We cannot guarantee that this upward trend will continue, even with increased spending on advertising, or that the margins will remain beneficial to us.

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenue

Total revenue was $475,046 for the three months ended March 31, 2008 as compared to total revenue of $666,138 for the three months ended March 31, 2007, a decrease of $191,092 or approximately 29%. This decrease in total revenue was due primarily to a decrease in the renewal sales of our CyberDefender Anti-Spyware 2006 product of approximately $253,000 offset by an increase in the sales of our Early Detection Center, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™ products of approximately $62,000 as compared to the three months ended March 31, 2007. In addition, during the three months ended March 31, 2008, our resources were primarily directed toward the marketing and delivery of these new products as more fully described below.

Operating Expenses

Total operating expenses decreased by $156,382, or approximately 11%, during the three months ended March 31, 2008, to $1,300,097 as compared to $1,456,479 in total operating expenses for the three months ended March 31, 2007. Operating expenses include advertising, product development, selling, general and administrative expense and depreciation. A detailed explanation of the decrease in operating expenses is provided in the discussion below.

Advertising

Advertising costs are comprised primarily of media and channel fees, including online advertising and related functional resources. Media and channel fees fluctuate by channel and are higher for the direct online consumer market than for the OEM, reseller and SMB markets. Advertising expenses increased by $157,448 during the three months ended March 31, 2008 to $269,088 as compared to $111,640 in advertising expenses during the three months ended March 31, 2007. This increase was due to the increase in advertising for our three newer products, Early Detection Center, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™. The corresponding increase in sales is discussed above. During the three month period ended March 31, 2008, four vendors accounted for 95% of our advertising expense. During the three month period ended March 31, 2007, four vendors accounted for 90% of our advertising expense.

Product Development

Product development expenses are primarily comprised of research and development costs associated with the continued development of our products. Product development expenses decreased by $124,797 during the three months ended March 31, 2008 to $109,968 as compared to $234,765 in product development costs for the three months ended March 31, 2007. This decrease occurred as a result of the completion of the development and public release of our CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™ products in September 2007 and the redirection of our financial resources from software development to the marketing and distribution of our products.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of executive management salaries, legal and professional fees, rent and salaries of our support staff.

Selling, general and administrative expenses decreased by $173,586 during the three months ended March 31, 2008 to $911,213 as compared to $1,084,799 in selling, general and administrative expenses incurred during the three months ended March 31, 2007. This decrease is primarily attributable to a decrease in salaries as a result of a lower employee census and a decrease in commissions paid to a third party processor of sales of our product which resulted from the decrease in sales of our CyberDefender Anti-Spyware 2006 product and the limited sales of our Early Detection Center product.

Interest expense

Interest expense increased by $291,713, from $359,071 in the three months ended March 31, 2007 to $650,784 in the three months ended March 31, 2008. The increase in interest expense was due to the issuance of $864,000 in original issue discount notes payable during the 2007 fiscal year and the issuance of the $160,000 note payable in March 2008.

Public company costs

We expect to incur increased professional fees for audit, legal and investor relations services, and for insurance costs as a result of being a public company. We also anticipate that we may be required to hire additional accounting personnel as a public company.

Net Loss

Our net loss for the three months ended March 31, 2008 was $1,476,035 as compared to a net loss of $1,182,230 for the three months ended March 31, 2007, an increase of $293,805 or 25%. As noted above, the increase in net loss related primarily to the decline in our revenues and the increase in the costs of advertising during the period.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents totaling $422,645. In the three months ended March 31, 2008, we generated net cash of $185,650. Uses of cash during the three months ended March 31, 2008 included $143,465 of net cash used in operations and $5,885 for payment on capital lease obligations. Sources of cash included $160,000 from the issuance of a note payable and $175,000 from the sale of stock.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2008 was primarily the result of our net loss of $1,476,035. Net loss for the three months ended March 31, 2008 was adjusted for non-cash items such as amortization of debt discount of $315,826, amortization of deferred financing costs of $242,588, shares issued for services of $200,000, shares issued for penalties and interest of $243,081, compensation expense for vested stock options of $29,505 and depreciation and amortization of $9,828. Other changes in working capital accounts include a decrease in accounts receivable of $11,695, a decrease in prepaid and other assets of $12,302, a decrease in our deferred processing costs of $20,886, a decrease in accounts payable and accrued expenses of $53,004 and an increase of $389,629 in deferred revenue.

Historically, our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers. During the three months ended March 31, 2008, we did not make any significant changes to our payment terms for our customers, which are generally credit card based.

The decrease in cash related to accounts payable, accrued taxes and other liabilities was $53,004. Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the three months ended March 31, 2008, we did not make any significant changes to the timing of payments to our vendors, although our technology development and financing activities caused an increase in this category.

Our working capital deficit at March 31, 2008, defined as current assets minus current liabilities, was $(2.4) million as compared to a working capital deficit of $(1.9) million at December 31, 2007. The decrease in working capital of approximately $0.5 million from December 31, 2007 to March 31, 2008 was primarily attributable to an increase in cash of approximately $186,000, a decrease in deferred financing costs of approximately $132,000, a decrease in accounts payable and accrued expenses of approximately $53,000, an increase in deferred revenue of approximately $390,000, and an increase in notes payable of approximately $218,542.

We expect to meet our obligations through the end of July 2008 as they become due through available cash and operating revenues. However, we cannot predict whether our evolution from a single product software publisher to a developer of a suite of Internet security products will be successful or what the effect on our business might be from the competitive environment in which we operate. We will likely need additional financing of at least $1,500,000 over the next 12 months to continue our operations, including having the money to pay the additional costs related to being a public company. We have eliminated certain operating costs since November 2006 through employee attrition, a reduction in executive salaries and a reduction in the number of independent contractors we employ due to the completion of the development and launch of our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product. These changes have significantly decreased the rate at which we use cash, from approximately $375,000 per month to a current average of approximately $250,000 per month. We continue to manage our operating costs and expect to continue to reduce the rate at which we use cash for operations. We are currently attempting to raise cash through the sale of our equity securities although there is no guarantee that we will be successful in doing so. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Investing Activities

There was no cash used in or provided by investing activities during the three months ended March 31, 2008

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2008 was primarily from the issuance of a note payable in the amount of $160,000 and the sale of stock in the amount of $175,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is a smaller reporting company and is not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures. To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 16, 2006, we were named as a defendant in a civil complaint filed with the United States District Court, Central District of California. The action is entitled, Wellbourne Limited, a Seychelles corporation vs. 2Checkout.com Inc., a Delaware corporation; and CyberDefender Corporation, a California Corporation. We recorded a liability of $102,000 when the services were rendered. On March 14, 2007, we entered into a settlement agreement with Wellbourne Limited. The terms of the settlement agreement require us to pay Wellbourne Limited the sum of $55,000. At December 31, 2007 we had paid $50,000 towards the settlement. At March 31, 2008, we still owed $5,000 plus interest.

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

ITEM 1A.	RISK FACTORS

Refer to our annual report on Form 10-K, which we filed with the Securities and Exchange Commission on April 14, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January and February 2008, we issued 261,091 shares of our common stock to holders of our 10% Secured Convertible Debentures as partial payment for penalties in the amount of $119,615 and interest in the amount of $123,466 accrued on these securities as of December 31, 2007. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

On February 12, 2008, we entered into a consulting agreement with New Castle Consulting. Pursuant to this agreement, New Castle Consulting will provide investor relations services to us for a period of 6 months in exchange for an immediate payment of $4,500, a monthly fee of $4,500 the payment of which began in March 2008, the issuance of 100,000 shares of restricted common stock valued at $100,000 and an indemnity. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offeree made representations that it was an accredited investor.

On February 14, 2008, we entered into a consulting agreement with Kulman IR. Pursuant to this agreement, Kulman will provide investor relations services to us for a period of 12 months in exchange for a monthly fee of $3,500, the issuance of 100,000 shares of restricted common stock valued at $100,000, the payment of pre-approved expenses incurred by Kulman in discharging its obligations under the agreement and cross-indemnities. The shares of common stock were subject to the following vesting provisions: 50,000 shares vested upon execution of the agreement, 25,000 shares will vest on August 7, 2008 and the remaining 25,000 shares will vest on October 7, 2008. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offeree made representations that it was an accredited investor.

On October 18, 2007 we began an offering of units. Each unit consisted of 25,000 shares of our common stock and a five year warrant to purchase 18,750 shares of our common stock at an exercise price of $1.25 per share. The purchase price is $25,000 per unit. During the three months ended March 31, 2008, we raised $175,000 through this offering. We relied on section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Pursuant to the Registration Rights Agreement we signed in connection with the offering of units consisting of original issue discount notes and warrants, we are required to register 125% of the number of shares underlying the warrants included in the units. We were required to file a registration statement for this purpose within 180 days following the date that the units were sold, and we were in default of the Registration Rights Agreement if we failed to file the registration statement within 30 days following the expiration of the 180 day period. As of March 31, 2008, we were in default of the Registration Rights Agreement as to holders of $702,000 in principal amount of the original issue discount notes. If we fail to discharge our obligations under the Registration Rights Agreement, we shall be required to pay the holders of the original issue discount notes and warrants an amount in cash equal to 1.5% of the outstanding principal of the original issue discount notes for each 30 day period (or part thereof) that we are in default. However, total liquidated damages under the Registration Rights Agreement are capped at 18% of the outstanding principal amount of the original issue discount notes. We are not certain when we will be able to file the registration statement required by the Registration Rights Agreement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Agreement dated February 12, 2008 between New Castle Consulting LLC and the registrant (2)
10.2	Agreement dated February 14, 2008 between Kulman IR, LLC and the registrant (2)
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*
_____________________________________
(1) Incorporated by reference from Form SB-2 File No. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.
(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

Date: May 15, 2008	By:	/s/ Gary Guseinov
Gary Guseinov, Chief Executive Officer

Date: May 15, 2008	By:	/s/ Michael Barrett
Michael Barrett, Chief Financial Officer