Form 10-Q
period 2008-06-30
CYBERDEFENDER CORP
filed 2008-08-14
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 333-138430

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in charter)

California	65-1205833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

617 West 7th Street, Suite 401, Los Angeles, California 90017
(Address of principal executive offices)

(213) 689-8631
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value, outstanding at August 11, 2008, was 16,164,499 shares.

Part I, Item 1. Financial Statements

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31,
	(unaudited)	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$321,745	$236,995
Accounts receivable, net of allowance for doubtful accounts of $0	115,714	19,053
Deferred financing costs, current	442,906	596,917
Prepaid expenses	28,489	21,885
Deferred processing fees	87,056	40,560

Total Current Assets	995,910	915,410

PROPERTY AND EQUIPMENT, net	112,349	129,643
DEFERRED FINANCING COSTS, net of current portion	109,988	331,146
OTHER ASSETS	26,096	26,097

Total Assets	$1,244,343	$1,402,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,136,289	$647,976
Accrued expenses	663,989	619,805
Accrued expenses - registration rights agreement	263,222	166,297
Deferred revenue	1,673,889	629,442
Notes payable, net of discount	589,769	705,298
Current portion of capital lease obligation	27,865	24,271

Total Current Liabilities	4,355,023	2,793,089

CONVERTIBLE NOTES PAYABLE, net of discount	1,677,419	1,235,035

CAPITAL LEASE OBLIGATION, less current portion	28,417	41,347

Total Liabilities	6,060,859	4,069,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 15,265,789 and 13,944,597 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	5,452,424	4,788,349
Additional paid-in capital	7,802,480	7,105,428
Accumulated deficit	(18,071,420)	(14,560,952)

Total Stockholders’ Deficit	(4,816,516)	(2,667,175)

Total Liabilities and Stockholders’ Deficit	$1,244,343	$1,402,296

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

REVENUES:
Net sales	$742,862	$628,442	$1,217,908	$1,294,579

OPERATING EXPENSES:
Advertising	977,978	133,810	1,247,066	245,450
Product development	93,893	45,186	203,861	279,951
Selling, general and administrative	953,943	1,041,369	1,865,157	1,990,953
Depreciation and amortization	9,828	25,339	19,656	50,614
Total Operating Expenses	2,035,642	1,245,704	3,335,740	2,566,968

LOSS FROM OPERATIONS	(1,292,780)	(617,262)	(2,117,832)	(1,272,389)

OTHER EXPENSES:
Other expense	—	4,414	—	4,415
Loss on registration rights agreement	216,540	37,169	216,540	69,787
Interest expense	524,913	616,989	1,175,696	1,111,275
Total Other Expenses	741,453	658,572	1,392,236	1,185,477

LOSS BEFORE INCOME TAX EXPENSE	(2,034,233)	(1,275,834)	(3,510,068)	(2,457,866)

INCOME TAX EXPENSE	200	600	400	800

NET LOSS	$(2,034,433)	$(1,276,434)	$(3,510,468)	$(2,458,666)

Basic and fully diluted net loss per share	$(0.14)	$(0.10)	$(0.24)	$(0.20)

Weighted Average Shares Outstanding:
Basic and fully diluted	14,703,974	12,173,914	14,497,357	12,173,914

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,510,468)	$(2,458,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on registration rights agreement	216,540	69,787
Amortization of debt discount	607,947	555,208
Depreciation and amortization	19,656	50,614
Compensation expense from vested stock options	117,853	159,208
Amortization of deferred financing costs	375,169	374,577
Shares issued for penalties and interest	243,081	—
Shares issued for services	200,000	—
Changes in operating assets and liabilities:
Accounts receivable	(96,661)	(10,912)
Prepaid and other assets	(6,604)	9,730
Deferred processing fees	(46,496)	360
Other assets	1	6,990
Accounts payable and accrued expenses	431,983	352,732
Deferred revenue	1,044,447	80,173
Cash Flows Used In Operating Activities:	(403,552)	(810,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(5,425)
Cash Flows Used In Investing Activities	—	(5,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	160,000	375,000
Payment of notes payable	(189,000)
Principal payments on capital lease obligation	(11,698)	(8,365)
Proceeds from sale of stock, net of placement fees	529,000	—
Cash Flows Provided by Financing Activities	488,302	366,635

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,750	(448,989)

CASH AND CASH EQUIVALENTS, beginning of period	236,995	549,682

CASH AND CASH EQUIVALENTS, end of period	$321,745	$100,693

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Supplemental disclosures of cash flow information:
Income taxes paid	$—	$17,857
Cash paid for interest	$21,099	$9,274

Supplemental schedule of non-cash financing activities:
Assets acquired through capital lease obligation	$2,362	$—
Discount on note payable	$36,092	$—
Warrants issued in connection with sale of stock	$389,496	$—
Conversion of 7.41% Notes and accrued interest to common stock and warrants	$235,101	$—

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.  The results for the six-month interim period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

On September 27, 2007, the Company announced the launch of CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™. These are enhanced versions of its security software. For an annual fee, CyberDefenderULTIMATE™ provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE™ provides a one time fix to a customer computer and a year-round unlimited anti-malware support for a subscriber’s computer. These new security suites also include 2 gigabytes of online backup. These products are sold for $59.95 to $199.95 per year.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,510,468 and $2,458,666 during the six months ended June 30, 2008 and 2007, respectively, and has negative working capital of $3,359,113 and an accumulated deficit of $18,071,420 at June 30, 2008, which raises substantial doubt about its ability to continue as a going concern. Until sales of the products provide the Company with the revenue it needs to attain profitability, the Company intends to continue to raise money for operating capital through sales of its securities or by borrowing money.  From inception through June 30, 2008, the Company has raised $5,235,000 from debt financing and $1,229,500 from equity financing to develop software and to build out a management team to deliver a new product to market. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. Management cannot assure that any financing arrangements will be available in amounts or on terms acceptable to the Company. If additional financing is not available or is not available on acceptable terms, the Company may be unable to continue its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company currently has no firm agreements with any third parties for any future transactions and future financings.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

To conform to the current year's presentation, as a result of management's continuing analysis of its operating activities, the Company reclassified interest expense from operating expenses to other expenses.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets ranging from three to seven years, using the straight-line method. Total depreciation expense was $19,656 and $17,281 for the six months ended June 30, 2008 and 2007, respectively.

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

Specifically, the Company recognizes revenues from its products when all of the following conditions for revenue recognition are met:

i.	persuasive evidence of an arrangement exists,

ii.	the product or service has been delivered,

iii.	the fee is fixed or determinable, and

iv.	collection of the resulting receivable is reasonably assured.

The Company currently sells three products, CyberDefender Early Detection Center (“EDC”) an antivirus and anti spyware software, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™, over the Internet. The Company also offers a backup CD of the EDC software for an additional fee. CyberDefenderCOMPLETE™ offers customers one-time technical support and a license for EDC, while CyberDefenderULTIMATE™ offers customers unlimited technical support for a specified period and a license for EDC. Customers order the product and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company provides technical support if the customer purchased CyberDefenderULTIMATE™ or CyberDefenderCOMPLETE™ and licenses the customer to download EDC over the Internet. As part of the sales price, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements. EDC and CyberDefenderULTIMATE™ are in substance a subscription and the entire fee is deferred until the month subsequent to the delivery date of the product and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49. Revenue is recognized immediately for the sale of the backup CD and for the portion of the sale of CyberDefenderCOMPLETE™ that relates to the one-time technical support as the Company believes that all of the elements necessary for revenue recognition have occurred.

The Company also offers two products which are free to the subscriber, CyberDefender FREE 2.0 and MyIdentityDefender Toolbar. Revenues are earned from advertising networks which pay the Company to display advertisements inside the software or through the toolbar search. Under the guidance of SAB 104, the Company recognizes revenue from the advertising networks monthly based on a rate determined either by the quantity of the ads displayed or the performance of the ads based on the amount of times the ads are clicked by the user. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. At the present time the Company’s obligations do not include guarantees of a minimum number of impressions.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reserves for Product Returns

The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs after a customer is automatically charged for a renewal license and subsequently, within 30 days of renewal, decides not to continue using the license or the credit card processed for renewal is no longer valid.  The Company’s third party processor of renewal sales is usually notified within 30 days by customers that they no longer wish to license the Company’s product.  The third party processor reduces the amounts due to the Company as a result of any chargeback during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the rebilling event and are recorded prior to closing the previous month’s accounting records.  As stated in the Company’s revenue recognition policy, revenue is deferred until the month subsequent to the renewal date and recognized ratably over the term of the arrangement. For the six months ended June 30, 2008 and 2007, the Company had accrued $0 for customer returns and chargebacks. The Company may voluntarily accept returns from a customer from time to time. The returns are charged against revenues upon receipt.

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

For the six months ended June 30, 2008 advertising purchased from three vendors accounted for 92% of the Company’s total advertising expense. For the six months ended June 30, 2007 advertising purchased from four vendors accounted for 86% of the Company’s total advertising expense.

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

The Company does not have any unrecognized tax benefits as of June 30, 2008 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2008.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed.” Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There has been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development expense. For the six months ended June 30, 2008 and 2007, product development costs were $203,860 and $279,951, respectively. Further, as discussed in Note 3, the Company acquired the CyberDefender TM software application during 2005.

Advertising Expenses

Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. For the six months ended June 30, 2008 and 2007, advertising expense amounted to $1,247,066 and $245,450, respectively.

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before June 30, 2008 which are applicable to the Company.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended June 30, 2008 and 2007, there were 10,745,886 and 9,197,692 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value of the stock on the date of grant or the value of services, whichever is more readily available. Stock option awards are valued using the Black-Scholes option-pricing model.

NOTE 3 - INTANGIBLE

In January 2005, the Company entered into an asset purchase agreement with Unionway Int’l, LLC whereby the Company purchased certain assets of Unionway Int’l, LLC that principally included the software application Cyber-Defender™ and associated rights for $200,000 through the issuance of a note payable. The software technology purchased from Unionway Int’l, LLC is the core of the Company’s existing product. The asset is being amortized over the expected life of three years on a straight line basis. The amortization for the six months ended June 30, 2008 and 2007 is $0 and $33,333, respectively and the accumulated amortization is $200,000 as of June 30, 2008 and December 31, 2007.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock

On October 18, 2007, the Company began an offering of units. Each unit consisted of 25,000 shares of common stock and a warrant to purchase 18,750 shares of common stock at an exercise price of $1.25 per share. The warrants have a term of five years. Pursuant to the warrant agreements, from and after the warrant issue date, in the event the Company sells Common Stock for less than the then exercise price or issues securities convertible into or exercisable for common stock at a conversion price or exercise price less than the then exercise price (a “Dilutive Issuance”), then the exercise price shall be multiplied by a fraction, the numerator of which is the number of shares of common ctock sold and issued at the closing of such Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of such Dilutive Issuance would purchase at the then exercise price, and the denominator of which is the number of shares of common stock issued and outstanding on the date of such Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of such Dilutive Issuance. The purchase price is $25,000 per unit. During February and March, 2008, the Company issued 175,000 shares and raised $175,000 through this offering. The 131,250 warrants issued in connection with the units were valued at $118,058 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 146-148%. Issuance costs consisted of a 7% cash fee and additional warrants at $1.00 per share to purchase 7% of the shares sold with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 146%. Issuance costs of $33,899 and $45,815 were recorded in accrued expenses on the accompanying balance sheet as of June 30, 2008 and December 31, 2007, respectively. In May, 2008 the Company updated the agreement with the placement agent to increase both the cash and warrant placement fees from 7% to 9% as well as to provide the placement agent a 2.5% cash expense allowance. During June, 2008, the Company issued 400,000 shares and raised $354,000, net of placement fees, through this offering. The 300,000 warrants issued in connection with the units were valued at $271,438 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 3.88%, a dividend yield of 0% and volatility of 111%. Issuance costs consisted of a 9% cash fee, 2.5% expense allowance and additional warrants at $1.00 per share to purchase 9% of the shares sold with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 146%.

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

See Note 5 for additional shares issued in the six months ended June 30, 2008 related to the convertible notes payable.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

Stock options

In January 2005, the Company adopted the CyberDefender Corporation 2005 Stock Option Plan (sometimes called the CyberDefender Corporation 2005 Equity Incentive Plan and referred to herein as the “2005 Plan”), which consists of equity programs that provide for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2005 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a  period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted from the 2005 Plan is 931,734 shares.

On October 30, 2006, the Company adopted the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of stock based awards that may be granted from the 2006 Plan is 1,375,000 shares.

On March 31, 2008, the Company granted to Michael Barrett, the Company’s Chief Financial Officer, an option to purchase 20,000 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $17,344 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.1 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, volatility of 128% and a forfeiture rate of 4%.

On April 16, 2008, the Company granted to Michael Barrett, the Company’s Chief Financial Officer, an option to purchase 20,000 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $17,269 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.1 years, a risk-free interest rate of 2.84%, a dividend yield of 0%, volatility of 169% and a forfeiture rate of 4%.

On April 16, 2008, the Company granted to Steve Asetre, a consultant, an option to purchase 15,700 shares of common stock under the 2006 Plan, at a price of $1.25 per share with an estimated fair value of $9,115 using the Black-Scholes option pricing model with the following assumptions: expected term of 2.50 years, a risk-free interest rate of 2.09%, a dividend yield of 0%, volatility of 118% and a forfeiture rate of 0%.

On April 16, 2008, the Company granted to Tawab Rahmani, a consultant, an option to purchase 75,000 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $46,380 using the Black-Scholes option pricing model with the following assumptions: expected term of 2.50 years, a risk-free interest rate of 2.09%, a dividend yield of 0%, volatility of 118% and a forfeiture rate of 0%.

On April 16, 2008, the Company granted to Sean Whiteley, a consultant, an option to purchase 40,000 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $27,131 using the Black-Scholes option pricing model with the following assumptions: expected term of 3.25 years, a risk-free interest rate of 2.28%, a dividend yield of 0%, volatility of 118% and a forfeiture rate of 0%.

In June 2008, the Company granted to employees, options to purchase 160,000 shares of common stock under the 2006 Plan, at prices ranging from $1.01 to $1.10 per share with an estimated fair value of $131,891 using the Black-Scholes option pricing model with the following assumptions: expected term of 6.1 years, a risk-free interest rate of 3.54% to 3.84%, a dividend yield of 0%, volatility of 166-167% and forfeiture rates of 4% to 20%.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Six Months ended
	June 30, 2008		June 30, 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	1,316,384	$0.75	1,441,613	$0.74

Granted	330,700	$1.05	174,000	$1.00

Exercised	—	—	—	—

Cancelled	(290,458)	$1.06	(273,854)	$1.00

Outstanding, end of period	1,356,626	$0.76	1,341,759	$0.73

Exercisable, end of period	1,041,952	$0.67	617,518	$0.64

The weighted-average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.75 and $0.79 per option, respectively.

As of June 30, 2008 and 2007, 314,674 and 724,741 of the options granted are not vested with an estimated remaining value of $232,527 and $561,805 and a weighted average vesting life of 3.22 and 2.01 years, respectively. At June 30, 2008, 1,041,952 of these options were exercisable with a weighted average remaining contractual term of 7.50 years. The weighted average remaining contractual life of all options outstanding at June 30, 2008 is 7.85 years.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $117,853 and $159,208 for the six months ended June 30, 2008 and 2007, respectively.

There were no stock options exercised during the six months ended June 30, 2008 and 2007.

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

The Company was also required to make an interest payment to the Debenture holders on April 1, 2007. The Consent and Waiver allows the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder. For payment of the Debenture holder’s pro rata portion of the April 1 interest payment, the Debenture holder could choose to increase the principal amount of his Debenture by his pro-rata share of the accrued interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the Debenture holders pro rata portion of the liquidated damages, each Debenture holder has the same choice, that is, either to increase his Debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the Debenture holders were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company could be required to issue up to a total of 566,336 shares of the Company’s common stock. The Consent and Waiver allowed the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents. The Company issued 180,187 shares in November and December 2007 as partial payment for these liquidated damages valued at $153,167. At December 31, 2007, $16,750 of these damages remained in accrued expenses - registration rights agreement. The Company issued 15,407 shares in January and February 2008 as partial payment for these liquidated damages valued at $13,097. At June 30, 2008, $3,653 of these damages remained in accrued expenses - registration rights agreement. The Company issued 190,090 shares in November and December 2007 as partial payment for the April 1 interest payment of $161,580. At December 31, 2007, $17,179 remained in accrued interest. The Company issued 15,669 shares in January and February 2008 as partial payment for the April 1 interest payments of $13,319. At June 30, 2008, $3,860 remained in accrued interest.

The Consent and Waiver allowed the Company to issue to Oceana Partners, LLC, without triggering the anti-dilution rights, 50,000 shares of common stock in consideration for research coverage for a 12-month period.

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726. On September 21, 2007 the Company received from the holders of the Debentures a second Consent and Waiver of defaults of the Debentures and of the Registration Rights Agreement. The holders of the Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. The Company issued 135,063 shares in February 2008 as partial payment for these liquidated damages valued at $106,518. At June 30, 2008, $26,208 of these damages remained in accrued expenses - registration rights agreement. The Company issued 94,952 shares in February 2008 as partial payment for the April 1 interest payments of $110,147. At June 30, 2008, $37,672 remained in accrued interest.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

The Company did not meet the August 18, 2007 date to file a second registration statement. As a result, the Company incurred additional liquidated damages for the period August 18 through December 19, 2007 of $194,603. On February 4, 2008 the Company received from the holders of the Debentures a third Consent and Waiver of defaults of the Debentures and of the Registration Rights Agreement. The holders of the Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on January 1, 2008 and for damages incurred under the Registration Rights Agreement. The Company has not issued any shares for either interest or penalties as of June 30, 2008.

According to the terms of the Debentures, the Company is to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. To date, holders of the Debentures have agreed to accept our securities as payment of the interest obligation, in lieu of cash. The Company failed to make the interest payment that was due on April 1, 2008, which totaled $69,584. The Company is currently seeking a waiver of the April 1, 2008 breach from the Debenture holders and is asking them to accept our securities as payment.

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

The Company has accounted for the Debentures according to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” FSP EITF 00-19-2, EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The Company has accounted for the registration rights arrangement under the guidance of FSP EITF 00-19-2 and the warrants as permanent equity under the guidance of SFAS No. 133 and EITF 00-19. The value of the Debentures was allocated between the Debentures, the registration rights arrangement and the warrants, including the beneficial conversion feature, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the beneficial conversion feature, is being amortized over the term of the Debentures. The Company amortized $442,384 and $525,592 to interest expense for the six months ended June 30, 2008 and 2007. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the Debentures on the accompanying balance sheet.

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options, issued in November 2006, were valued at $374,531 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, and volatility of 128%. These costs, totaling $1,592,046, are being amortized over the term of the Debentures. The Company recorded amortization of $221,158 and $264,614 to interest expense during the six months ended June 30, 2008 and 2007 related to the Debentures. The unamortized amount is recorded as part of the deferred financing costs in the accompanying balance sheets.

In November and December 2007, certain holders of the 10% Secured Convertible Debentures converted $460,000 of notes and $48,406 of accrued interest into 508,406 shares of common stock at $1.00 per share. The unamortized discount of $253,481 on the converted notes was recorded as interest expense at the time of the conversion.

Convertible notes payable consist of the following:

	June 30, 2008	December 31, 2007
10% debentures outstanding	$2,783,378	$2,783,378
Unamortized discount on debentures	(1,105,959)	(1,548,343)
Convertible notes payable, net	$1,677,419	$1,235,035

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

The Company recorded $129,471 of interest expense related to the amortization of the 7.41% Notes and warrants for the six months ended June 30, 2008.

7.41% Notes payable consist of the following:

	June 30, 2008	December 31, 2007
7.41% notes outstanding	$459,000	$864,000
Unamortized discount on notes	(29,231)	(158,702)
7.41% notes payable, net	$429,769	$705,298

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

The Company recorded amortization of deferred financing costs of $154,011 to financing expense related to the 7.41% Notes during the six months ended June 30, 2008.

Pursuant to the Registration Rights Agreement the Company signed in connection with the offering of the 7.41% Notes, the Company was required to register 125% of the number of shares underlying the related Warrants. The Company was required to file a registration statement for this purpose within 180 days following the date that the units were sold, and the Company would be in default of the Registration Rights Agreement if it failed to file the registration statement within 30 days following the expiration of the 180 day period. As of June 30, 2008, the Company was in default of the Registration Rights Agreement as to holders of $405,000 in principal amount of the 7.41% Notes. Subsequent to June 30, 2008, the Company has obtained a Consent and Waiver from the holders of the 7.41% Notes in relation to the liquidated damages under the Registration Rights Agreement and accordingly has recorded $38,759 and $16,821 in accrued expenses - registration rights agreement as of June 30, 2008 and December 31, 2007, respectively. Pursuant to the Consent and Waiver the Company will issue our securities to pay the liquidated damages.

On June 23, 2008, certain holders of the 7.41% Notes converted their notes in the face amount of $216,000 plus accrued interest of $19,101 into 235,101 shares of the Company’s common stock and warrants to purchase 176,327 shares of the Company’s common stock at an exercise price of $1.25 per share. The conversion ratio was determined in accordance with a most favored nation provision included in the securities purchase agreement which permitted the noteholders to convert their 7.41% Notes at a price per share identical to the price per share at which the units described in Note 4 above were offered.

During the three months ended June 30, 2008, the Company repaid 7.41% Notes in the face amount of $189,000 and accrued interest on those notes of $17,196.

Note Payable to Shareholder

In March 2008, Gary Guseinov pledged 750,000 shares of his common stock in CyberDefender Corporation to Michael and Casey DeBaecke in exchange for a loan of $160,000 made to the Company. The pledge is non-recourse to Mr. Guseinov in the event the collateral is foreclosed upon due to the Company’s failure to pay the loan. So long as there is no event of default in connection with the loan, Mr. Guseinov may continue to vote the shares at any annual or special meeting of the shareholders. The loan is due to be repaid on the earlier of two months from signing of the loan document or two days following the Company’s receipt of over $500,000 in new equity capital following the date of the promissory note evidencing the loan. Additionally, the Company issued warrants to purchase 40,000 shares of the Company’s stock. The warrants may be exercised at a price of $1.20 per share for a period of 5 years. The discount related to the warrants of $36,092 will be amortized over the term of the note. The warrants issued in connection with the note were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 148%. The Company recorded amortization of $36,092 to interest expense during the six months ended June 30, 2008. The Company was in payment default of the note at June 30, 2008, however, the default was cured subsequent to June 30, 2008 when the loan plus accrued interest was paid in full.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

On September 18, 2007, a former employee of the Company alleged that the Company owed him approximately $50,000 in additional pay and demanded payment. The Company settled the lawsuit on June 3, 2008. The full amount is recorded in accrued expenses on the accompanying balance sheet at June 30, 2008.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

On July 15, 2008, the Company entered into a Consulting Agreement (the “Agreement”) with Frontier Capital Partners L.L.C. (“Frontier”). Frontier has agreed to provide investor relations and other business advisory services. The Agreement has a term of 3 months, but may be terminated by either party upon 5 days written notice. The Agreement also includes provisions allowing immediate termination in the event of dissolution, bankruptcy or insolvency and for cause. The Company has agreed to issue to Frontier 125,000 shares of our restricted common stock as compensation for these services. 75,000 shares are to be issued immediately (upon execution of the Agreement) and are deemed to be a non-refundable retainer. The remaining 50,000 shares are to be issued 46 days after execution of the Agreement. The Company also agreed to indemnify Frontier against liability it may incur relating to any act or failure to act or misrepresentation made by the Company in relation to the Agreement.

On July 30, 2008, the Company repaid the $160,000 note payable to a shareholder plus accrued interest.

On August 1, 2008, the Company entered into a letter agreement with a placement agent to begin an offering of units to raise up to $10 million. The term of the agreement is 90 days. The placement agent will receive a placement fee of 7% of the aggregate proceeds plus warrants to purchase a number of shares of common stock equal to 9% of the shares of common stock issued pursuant to the offering. The agreement also provides for a non-refundable retainer of $25,000 that will be applied to the placement fee and reimbursement of the placement agent’s expenses, including legal fees, up to a maximum of $60,000.

On August 6, 2008, the Company’s board of directors approved an independent contractor agreement with Mr. Michael Barrett. The term of the agreement is two months. Pursuant to the agreement, Mr. Barrett provides consulting services as Chief Financial Officer. The Company has agreed to pay Mr. Barrett the sum of $6,000 per month. The Company has also issued to Mr. Barrett an option to purchase 10,000 shares of our common stock under the 2006 Plan, at $1.30 per share with the shares vesting ratably over the term of the agreement. The estimated fair value of the grant is $11,610 was computed using a Black-Scholes option pricing model with the following weighted average assumptions: expected term of 5 years, a risk-free interest rate of 3.24%, a dividend yield of 0%, volatility of 158% and a forfeiture rate of 4%.

During July and August 2008, the Company sold units consisting of common stock and warrants to purchase common stock. The Company issued 391,500 shares of common stock and warrants for the purchase of 293,625 share of common stock and raised $346,478, net of placement fees, through this offering as described in Note 4 above. The warrants issued in connection with the units were valued at $286,641 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 3.88%, a dividend yield of 0% and volatility of 112-116%. Issuance costs consisted of a 9% cash fee, 2.5% expense allowance and additional warrants at $1.00 per share to purchase 9% of the shares sold with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 112-116%.

On August 6, 2008, certain holders of the 7.41% Notes converted their notes in the principal amount of $405,000 plus accrued interest of $27,210 into 432,210 shares of the Company’s common stock and warrants to purchase 324,157 shares of the Company’s common stock at an exercise price of $1.25 per share. The conversion ratio was determined in accordance with a most favored nation provision included in the securities purchase agreement which permitted the noteholders to convert their 7.41% Notes at a price per share identical to the price per share at which the units described in Note 4 above were offered.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q filed by CyberDefender Corporation (referred to as “the company”, “we”, “us” or “our”) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	whether we will be able to find financing as and when we need it;

•	whether there are changes in regulatory requirements that adversely affect our business;

•	whether we are successful in promoting our products;

•	whether we can protect our intellectual property and operate our business without infringing on the intellectual property rights of others;

•	whether we will continue to receive the services of certain officers and directors; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Historically, our revenues were derived from subscriptions to our software. We sold one product, CyberDefender Anti-Spyware 2006, at a price of $39.99, which included the initial download and one year of updates. The license to use the software was renewed annually, also at $39.99, with incentives for early renewals. On November 20, 2006 we stopped licensing this product to new subscribers (although we continue to support and upgrade it for existing users). We now offer CyberDefender Early Detection Center and CyberDefender Free 2.0, as well as upgrades to these products. CyberDefender Early Detection Center and CyberDefender Free 2.0 are complete Internet security suites that protect home computer users against spam, spyware, viruses and scams. The software programs are identical but are distributed in one of two ways. If the subscriber chooses the free version (CyberDefender Free 2.0), he will receive the software with advertising banners in it. If the subscriber does not wish to receive the advertising, he may pay to purchase a license for CyberDefender Early Detection Center. The annual licensing fee can be as low as $11.99 or as high as $39.99, depending on the marketing and distribution channels that we use.

Additionally on September 27, 2007, we announced the launch of CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™. These are enhanced versions of our security software. For an annual fee, CyberDefenderULTIMATE™ provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE™ provides year-round unlimited anti-malware support for a subscriber’s computer with a one time live technical support call. These new security suites also include 2 gigabytes of online backup. These products are sold for $59.95 to $199.95 per year. We also offer a free Internet security toolbar called MyIdentityDefender (“MyID”). MyID is free to use and generates revenue through search advertising.

In the past, we acquired new users primarily with an online direct purchase offer. The offer, to scan a computer for spyware and then pay for removal of the spyware found, was broadcast in emails, banners and search ads. We have now begun partnering with other businesses, such as those providing search engine marketing services and distribution services, for the purpose of generating new users of our software. These new partnerships offer additional avenues for distribution of our products and are mainly revenue sharing partnerships, whereby our partner retains a portion of the revenue for every item sold. This allows us to incrementally increase revenue while not incurring additional marketing and advertising expenses.

The following table summarizes our revenue during each quarter for sales of our products. Sales made during the fiscal year ended December 31, 2007 and for the six months ended June 30, 2008 include renewals of our CyberDefender Anti-Spyware 2006 product, as well as sales of our CyberDefender Early Detection Center, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™ products and advertising revenue derived from our CyberDefender FREE 2.0 and MyIdentityDefender products.

	Sales
Quarter Ended	New	Renewal
March 31, 2007	$67,663	$598,473
June 30, 2007	$60,679	$567,764
September 30, 2007	$72,982	$471,974
December 31, 2007	$71,356	$309,263
Fiscal Year 2007 Totals	$272,680	$1,947,474

March 31, 2008	$129,966	$345,080
June 30, 2008	$435,350	$307,512
Fiscal Year 2008 Totals	$565,316	$652,592

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

While we were developing CyberDefender Early Detection Center/CyberDefender FREE 2.0, we slowed down our efforts in marketing our CyberDefender Anti-Spyware 2006 software so that we could devote more of our financial resources to the development of our new product. The expense of turning our business from a marketer of a single software product into a developer of a suite of Internet security products exceeded our revenues. During this period, our new user marketing was restricted to experimental activities. Therefore, as and when we needed cash, we sold our securities. To date, we have received $4,435,000 from the sale of our convertible debt securities, $800,000 from the sale of our original issue discount notes, $160,000 from the issuance of a note payable to a shareholder and $1,229,500 from the sale of our units consisting of our common stock and warrants.

We are continuing to roll-out our CyberDefender Early Detection Center/CyberDefender FREE 2.0, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™ product and, to date, revenues we receive from advertising or from those who license the product have not been adequate to support our operations. We expect that our expenses will continue to exceed our revenues for at least the next six to nine months. We currently have enough cash to fund our operations through October 2008. In order to fund our operations beyond that date, we will be required to borrow money or to find other sources of financing. We do not have any commitments for financing at this time and we cannot guarantee that we will be able to find financing when we need it. If we are unable to find financing when we need it we may be required to curtail, or even to cease, our operations.

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

Specifically, we recognize revenues from our CyberDefender Anti-Spyware 2006, CyberDefender Early Detection Center, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™ products when all of the following conditions for revenue recognition are met:

•	persuasive evidence of an arrangement exists,

•	the product or service has been delivered,

•	the fee is fixed or determinable, and

•	collection of the resulting receivable is reasonably assured.

We currently sell three products, CyberDefender Early Detection Center (“EDC”) an antivirus and anti spyware software, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™, over the Internet. We also offer a backup CD of the EDC software for an additional fee. CyberDefenderCOMPLETE™ offers customers one-time technical support and a license for EDC, while CyberDefenderULTIMATE™ offers customers unlimited technical support for a specified period and a license for EDC. Customers order the product and simultaneously provide their credit card information to us. Upon receipt of authorization from the credit card issuer, we provide technical support if the customer purchased CyberDefenderULTIMATE™ or CyberDefenderCOMPLETE™ and a license allowing the customer to download EDC over the Internet. As part of the sales price, we provide renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use our products and receive product support coverage and content updates for a specified period, generally twelve months. We invoice for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements. EDC and CyberDefenderULTIMATE™ are in substance a subscription and the entire fee is deferred until the month subsequent to the delivery date of the product and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49. Revenue is recognized immediately for the sale of the backup CD and for the portion of the sale of CyberDefenderCOMPLETE™ that relates to the one-time technical support as we believe that all of the elements necessary for revenue recognition have occurred.

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

In November 2006, we launched a new product, CyberDefender FREE 2.0, which is free to the subscriber. Revenues are earned from advertising networks and search engine providers that pay us for displaying the advertiser’s advertisements inside the software and from search results generated by our users. Advertising revenue is recognized when earned..

Customers are permitted to return a product that has been paid for within 30 days from the date of purchase. During the six months ended June 30, 2008 and 2007, we did not accrue any sum for product returns or chargebacks as such returns and chargebacks are identified within the first 30 days of sale and are charged against our gross sales in the month that they occur. Our net revenue, including returns and chargebacks for each period, are deferred and recognized ratably over a 12 month period according to our revenue recognition policy.

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

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt obligations	$3,402,378	$619,000	$2,783,378	$—	$—
Capital lease obligations	$66,788	$30,934	$26,286	$9,568	$—
Operating lease obligations	$672,480	$128,994	$269,714	$273,772	$—

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

Trends, Events and Uncertainties

As described above in the discussion of revenue recognition, we receive payment upon the sale of our products and defer the revenue over the life of the license agreement, which is generally one year. We have disclosed in the table below the total number of licenses sold (net of returns and chargebacks) and gross dollar sales (net of returns and chargebacks) before deferral for the six months covered by this report.

	Total # of Licenses	% Increase	Gross Sales $	% Increase	Avg. $ Sale	% Increase
January 2008	866	—	$33,919	—	$39.17	—
February 2008	1,467	69%	$64,347	90%	$43.86	12%
March 2008	2,441	66%	$114,070	77%	$46.73	7%
April 2008	4,194	72%	$224,745	97%	$53.59	15%
May 2008	6,462	54%	$351,656	56%	$54.42	2%
June 2008	7,260	12%	$394,241	12%	$54.30	—

The table above indicates an upward trend in the number of licenses sold and the average dollar sale during the past six months. This trend is a result of our focus on promoting our new products that were released in late 2007 and increasing the amount of money spent on advertising, as discussed below. We cannot guarantee that this upward trend will continue, even with increased spending on adverting, or that the margins will remain beneficial to us.

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Revenue

Total revenue was $742,862 for the three month period ended June 30, 2008 as compared to total revenue of $628,442 for the three month period ended June 30, 2007, an increase of $114,420 or approximately 18%. This increase in total revenue was due primarily to the increase in new product sales of $374,671 offset by a decrease in the renewal sales of our CyberDefender Anti-Spyware 2006 product of $260,251. Total revenue was $1,217,908 for the six month period ended June 30, 2008 as compared to total revenue of $1,294,579 for the six month period ended June 30, 2007, a decrease of $76,671 or approximately 6%. This decrease in total revenue was primarily due to a decrease in the renewal sales of our CyberDefender Anti-Spyware 2006 product of $513,645 offset by an increase in new product sales of $436,974.

Operating Expenses

Total operating expenses increased by $789,938 and $768,772 or approximately 63% and 30%, during the three month and six month periods ended June 30, 2008, to $2,035,642 and $3,335,740, respectively, as compared to $1,245,704 and $2,566,968 in total operating expenses for the three month and six month periods ended June 30, 2007. Operating expenses include advertising, product development, selling, general and administrative expense, interest and depreciation. A detailed explanation of the increase in operating expenses is provided in the discussion below.

Advertising

Advertising costs are comprised primarily of media and channel fees, including online advertising and related functional resources. Media and channel fees fluctuate by channel and are higher for the direct online consumer market than for the OEM, reseller and SMB markets. Advertising expenses increased by $844,168 and $1,001,616 during the three month and six month periods ended June 30, 2008 to $977,978 and $1,247,066, respectively, as compared to $133,810 and $245,450 in advertising expenses during the three month and six month periods ended June 30, 2007. This increase was due to the launch of our new products and our decision to use advertising as a customer acquisition strategy. During the three month and six month periods ended June 30, 2008, three vendors accounted for 92% and 92% of our advertising expense, respectively.

Product Development

Product development expenses are primarily comprised of research and development costs associated with the continued development of our products. Product development expenses increased by $48,707 during the three month period ended June 30, 2008 to $93,893 as compared to $45,186 in product development costs for the three month period ended June 30, 2007. The increase occurred because we were working towards improving our existing products and developing new products. Product development expenses decreased by $76,090 during the six month period ended June 30, 2008 to $203,861 as compared to $279,951 in product development costs for the six month period ended June 30, 2007. Expenses were lower during the six month period because we were able to launch our new products in late 2007.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of executive management salaries, legal and professional fees, rent and salaries of our support staff.

Selling, general and administrative expenses decreased by $87,426 and $125,796 during the three month and six month periods ended June 30, 2008 to $953,943 and $1,865,157 as compared to $1,041,369 and $1,990,953 in selling, general and administrative expenses incurred during the three month and six month periods ended June 30, 2007. This decrease is primarily attributable to a decrease in professional fees, public relations costs and stock compensation expenses offset by an increase in commissions and consulting services.

Loss on registration rights agreements

Loss on registration rights agreements increased by $179,371 from $37,169 in the three month period ended June 30, 2007 to $216,540 in the three month period ended June 30, 2008. The increase occurred because we were not able to timely file a second registration statement in accordance with the terms of a Registration Rights Agreement we signed in conjunction with the offering of our 10% Secured Convertible Debentures. As a result, we incurred additional liquidated damages of $194,603.

Interest expense

Interest expense decreased by $92,076 from $616,989 in the three month period ended June 30, 2007 to $524,913 in the three month period ended June 30, 2008. The decrease in interest expense was primarily due to the decrease in the amortization of the financing costs on our 7.41% Original Issue Discount Notes and 10% Secured Convertible Debentures. Interest expense increased by $64,421 from $1,111,275 in the six month period ended June 30, 2007 to $1,175,696 in the six month period ended June 30, 2008. The increase in interest expense was primarily due to the increase in the amortization of the financing costs and interest on our note payable to shareholder.

Public company costs

As a result of being a public company, we incur significant professional fees for audit, legal and investor relations services, and for insurance costs. We also anticipate that, if we grow, we may be required to hire additional accounting personnel as a public company.

Liquidity and Capital Resources

In November 2006 we changed our operating strategy by deciding to introduce a suite of security products instead of just a single product. We also changed the way in which our core product was offered to consumers. Rather than licensing the product and collecting a license fee, we offered consumers a choice. They could download the product for free, so long as advertising by third parties was included in the product. Alternatively, consumers could purchase a license for the product and the product would be free of advertising. Our advertising revenues are earned each time an ad is shown (per impression) or when an ad is clicked (per click) or for each action taken by the consumer after he clicks on the ad and visits the advertiser’s website (per action). This change in our business resulted in a significant decrease in our revenues from 2006 to 2007 since we stopped selling our CyberDefender AntiSpyware 2006 product while we developed and rolled-out our new products. We launched two of our new products in late 2007 and subsequently our revenues have been increasing on a monthly basis since January 2008, however our expenses still exceed our revenues.

To help with our cash flow during the change in our operations, we sold our securities. In September 2006 we sold 10% Secured Convertible Debentures in the aggregate principal amount of $3,243,378. According to the terms of the 10% Secured Convertible Debentures, we are to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. To date, holders of the debentures have agreed to accept our securities as payment of the interest obligation, in lieu of cash. We failed to make the interest payments that were due on January 1, April 1 and July 1, 2008, which total $216,420. We obtained a waiver of the January 1, 2008 breach from the debenture holders and they agreed to accept our securities as payment. We are currently seeking a waiver of the April 1 and July 1, 2008 breaches from the debenture holders and are asking them, again, to accept our securities as payment.

On April 4, 2007 we began an offering of units (the “OID Units”) consisting of our 7.41% Senior Secured Original Issue Discount Notes (the “OID Notes”) and warrants (the “OID Warrants”). The OID Warrants have a term of five years and an exercise price of $1.20 per share. For each $10.00 in purchase price of the OID Notes issued, we issued OID Warrants to purchase five shares of our common stock. As of October 18, 2007, the date the offering closed, we raised proceeds of $800,000 by selling $864,000 in principal amount of the OID Notes and issuing OID Warrants to purchase 400,000 shares of our common stock. Pursuant to the Registration Rights Agreement we signed in connection with this offering, we are required to register 125% of the number of shares underlying the OID Warrants. We were required to file a registration statement for this purpose within 180 days following the date that the OID Units were sold, and we were in default of the Registration Rights Agreement if we failed to file the registration statement within 30 days following the expiration of the 180 day period. As of June 30, 2008, we were in default of the Registration Rights Agreement as to holders of $864,000 in principal amount of the OID Notes. Subsequent to June 30, 2008, we obtained a Consent and Waiver from the holders of the 7.41% Notes in relation to the liquidated damages under the Registration Rights Agreement. Pursuant to the Consent and Waiver we will issue our securities to pay the liquidated damages of $38,759.

There is no guarantee that the holders of our 10% Secured Convertible Debentures will agree to waive any defaults or accept our securities in lieu of cash. If some or all of these investors refuse to accept our securities and we are unable to cure these defaults, they could foreclose on their security interests and sell our assets.

At June 30, 2008, we had cash and cash equivalents totaling $321,745. In the six months ended June 30, 2008, we generated cash flows of $84,750.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2008 was primarily the result of our net loss of $3,510,468. Net loss for the six months ended June 30, 2008 was adjusted for non-cash items such as amortization of loan discount, amortization of financing costs, loss on certain registration rights agreements we signed that resulted from our failure to timely register the securities that were the subject of the agreements, as more fully discussed at Note 6 of our financial statements, depreciation and amortization, shares issued for services and compensation expense from the issuance of stock options. Other changes in working capital accounts include changes in accounts receivable, accounts payable and accrued expenses and deferred revenue.

Historically, our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers. During the six months ended June 30, 2008, we did not make any significant changes to our payment terms for our customers, which are generally credit card based.

The increase in cash related to accounts payable and accrued expenses was $431,983. Our operating cash flows, including changes in accounts payable and accrued expenses, are impacted by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the six months ended June 30, 2008, we did not make any significant changes to the timing of payments to our vendors, although our increased advertising and financing activities caused an increase in this category.

Our working capital deficit at June 30, 2008, defined as current assets minus current liabilities, was approximately $(3.4) million as compared to a working capital deficit of approximately $(1.9) million at December 31, 2007. The decrease in working capital of approximately $1.5 million from December 31, 2007 to June 30, 2008 was primarily attributable to an increase in accounts payable and deferred revenue due to an increase in advertising spending and the corresponding increase in revenue received that is being deferred over the life of the software licenses.

We expect to meet our obligations through the end of October 2008 as they become due through available cash and operating revenues. However, we cannot predict whether our evolution from a marketing-focused software publisher to a developer of a suite of Internet security products will be successful or what the effect on our business might be from the competitive environment in which we operate. We have eliminated certain operating costs since November 2006 through employee attrition, a reduction in executive salaries and a reduction in the number of independent contractors we employ due to the completion of the development and launch of our CyberDefender Early Detection Center/CyberDefender FREE 2.0 product. These changes have significantly decreased the rate at which we use cash, from approximately $375,000 per month to a current average of approximately $250,000 per month. We continue to manage our operating costs and expect to continue to reduce the rate at which we use cash for operations. We are currently attempting to raise cash through the sale of our equity or debt securities although there is no guarantee that we will be successful in doing so. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Investing Activities

No cash was used in investing activities during the six months ended June 30, 2008. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to our hiring of employees and the rate of change in computer hardware and software used in our business.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2008 was provided to us primarily from the proceeds, in the amount of $529,000, that we received from the sale of our securities net of placement fees and $160,000 received from a note payable offset by payments of $189,000 on the OID Notes and payments of $11,698 on capital lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4T.	CONTROLS AND PROCEDURES

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 16, 2006, we were named as a defendant in a civil complaint filed with the United States District Court, Central District of California. The action is entitled, Wellbourne Limited, a Seychelles corporation vs. 2Checkout.com Inc., a Delaware corporation; and CyberDefender Corporation, a California Corporation. We recorded a liability of $102,000 when the services were rendered. On March 14, 2007, we entered into a settlement agreement with Wellbourne Limited. The terms of the settlement agreement require us to pay Wellbourne Limited the sum of $55,000. At December 31, 2007 we had paid $50,000 towards the settlement. At June 30, 2008, we still owed $5,000 plus interest.

On November 13, 2007 Patrick Hinojosa filed an action in the Los Angeles Superior Court, number 8C380620 titled Patrick Hinojosa, plaintiff, vs. CyberDefender, Inc., a California corporation, and Does 1 through 50, inclusive. Mr. Hinojosa alleged breach of contract and violations of California Labor Code sections 227.3 and 203. Mr. Hinojosa alleged that he has suffered damages in excess of $25,000. The Company settled the lawsuit on June 3, 2008.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 18, 2007 we began an offering of units. Each unit consisted of 25,000 shares of our common stock and a five year warrant to purchase 18,750 shares of our common stock at an exercise price of $1.25 per share. The purchase price is $25,000 per unit. During the three months ended June 30, 2008, we raised $400,000 through this offering by issuing 400,000 shares of common stock and warrants to purchase 300,000 shares of common stock. We relied on section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

On June 23, 2008 certain holders of our OID Notes converted their notes plus accrued interest into 235,104 shares of our common stock and 176,327 warrants. The conversion was executed under a most favored nation provision in the securities purchase agreement and the noteholders converted on the same terms as the offering described above. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Pursuant to the Registration Rights Agreement we signed in connection with the offering of units consisting of OID Notes and Warrants, we are required to register 125% of the number of shares underlying the OID Warrants. We were required to file a registration statement for this purpose within 180 days following the date that the units were sold, and we were in default of the Registration Rights Agreement if we failed to file the registration statement within 30 days following the expiration of the 180 day period. As of June 30, 2008, we were in default of the Registration Rights Agreement. Subsequent to June 30, 2008 we obtained a Consent and Waiver from the holders of the OID Notes in regards to the liquidated damages. Pursuant to the Consent and Waiver we will issue our securities to pay the liquidated damages of $38,759.

According to the terms of the 10% Secured Convertible Debentures, we are to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. To date, holders of the debentures have agreed to accept our securities as payment of the interest obligation, in lieu of cash. We failed to make the interest payments that were due on January 1, April 1 and July 1, 2008, which total $216,420. We obtained a waiver of the January 1, 2008 breach from the debenture holders and they agreed to accept our securities as payment. We are currently seeking a waiver of the April 1 and July 1, 2008 breaches from the debenture holders and are asking them, again, to accept our securities as payment.

We were in default of a note payable to a shareholder at June 30, 2008, however, the default was cured on July 30, 2008 when the loan plus accrued interest was paid in full.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

10.1	Agreement for Internet Advertising Agent Services between WebMetro and CyberDefender Corporation and executed on May 16, 2008 (2)

10.2	Settlement Agreement between CyberDefender Corporation and Patrick Hinojosa* (3)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1) Incorporated by reference from Form SB-2 File No. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.

(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2008.

(3) This document is the subject of a confidential treatment request therefore portions of it have been redacted. A full copy of the document has been filed separately with the Securities and Exchange Commission.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

Date: August 14, 2008	By:	/s/ Gary Guseinov
Gary Guseinov, President and Chief Executive Officer

Date: August 14, 2008	By:	/s/Michael Barrett
Michael Barrett, Chief Financial Officer