Form 10-Q
period 2008-09-30
CYBERDEFENDER CORP
filed 2008-11-14
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 333-138430

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in charter)

California	65-1205833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value, outstanding at November 13, 2008, was 17,069,390 shares.

Part I, Item 1. Financial Statements

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS

ASSETS	September 30, 2008	December 31,
CURRENT ASSETS:	(unaudited)	2007
Cash and cash equivalents	$494,355	$236,995
Accounts receivable, net of allowance for doubtful accounts of $0	150,551	19,053
Deferred financing costs, current	394,642	596,917
Prepaid expenses	26,217	21,885
Deferred processing fees	109,043	40,560

Total Current Assets	1,174,808	915,410

PROPERTY AND EQUIPMENT, net	102,521	129,643
DEFERRED FINANCING COSTS, net of current portion	-	331,146
OTHER ASSETS	26,121	26,097

Total Assets	$1,303,450	$1,402,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,731,296	$647,976
Accrued expenses	545,664	619,805
Accrued expenses - registration rights agreement	177,607	166,297
Deferred revenue	3,220,738	629,442
Notes payable, net of discount	-	705,298
Current portion of convertible notes payable, net of discount	1,693,973	-
Current portion of capital lease obligation	28,583	24,271

Total Current Liabilities	8,397,861	2,793,089

CONVERTIBLE NOTES PAYABLE, less current portion	91,290	1,235,035

CAPITAL LEASE OBLIGATION, less current portion	21,692	41,347

Total Liabilities	8,510,843	4,069,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 16,809,390 and 13,944,597 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	5,840,305	4,788,349
Additional paid-in capital	8,957,352	7,105,428
Accumulated deficit	(22,005,050)	(14,560,952)

Total Stockholders’ Deficit	(7,207,393)	(2,667,175)

Total Liabilities and Stockholders’ Deficit	$1,303,450	$1,402,296

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

REVENUES:
Net sales	$1,202,715	$544,956	$2,420,623	$1,839,535

OPERATING EXPENSES:
Advertising	2,658,895	106,325	3,905,961	351,775
Product development	121,710	118,355	325,571	398,306
Selling, general and administrative	1,672,480	888,435	3,537,637	2,879,388
Depreciation and amortization	9,828	25,172	29,484	75,786
Total Operating Expenses	4,462,913	1,138,287	7,798,653	3,705,255

LOSS FROM OPERATIONS	(3,260,198)	(593,331)	(5,378,030)	(1,865,720)

OTHER EXPENSE:
Other expense	-	-	-	4,415
Loss on registration rights agreement	-	-	216,540	69,787
Interest expense	673,232	680,944	1,848,928	1,792,219
Total Other Expenses	673,232	680,944	2,065,468	1,866,421

LOSS BEFORE INCOME TAX EXPENSE	(3,933,430)	(1,274,275)	(7,443,498)	(3,732,141)

INCOME TAX EXPENSE	200	-	600	800

NET LOSS	$(3,933,630)	$(1,274,275)	$(7,444,098)	$(3,732,941)

Basic and fully diluted net loss per share	$(0.24)	$(0.10)	$(0.49)	$(0.30)

Weighted Average Shares Outstanding:
Basic and fully diluted	16,249,557	12,272,803	15,084,239	12,225,013

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,444,098)	$(3,732,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on registration rights agreement	216,540	69,787
Amortization of debt discount	953,732	871,171
Depreciation and amortization	29,484	75,786
Compensation expense from vested stock options	177,747	332,694
Amortization of deferred financing costs	533,421	643,975
Shares issued for penalties and interest	258,549	--
Shares issued for services	344,000	73,578
Deferred compensation	-	192,444
Changes in operating assets and liabilities:
Accounts receivable	(131,498)	(22,940)
Prepaid and other assets	(4,332)	25,244
Deferred processing fees	(68,483)	79,995
Other assets	(24)	6,990
Accounts payable and accrued expenses	1,964,988	272,621
Deferred revenue	2,591,296	(69,859)
Cash Flows Used In Operating Activities:	(578,678)	(1,181,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	--	(5,425)
Cash Flows Used In Investing Activities	--	(5,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	160,000	650,000
Payment of notes payable	(349,000)	-
Principal payments on capital lease obligation	(17,705)	(12,802)
Proceeds from sale of stock, net of cash issuance costs	1,042,743	-
Cash Flows Provided by Financing Activities	836,038	637,198

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	257,360	(549,682)

CASH AND CASH EQUIVALENTS, beginning of period	236,995	549,682

CASH AND CASH EQUIVALENTS, end of period	$494,355	$-

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Supplemental disclosures of cash flow information:
Income taxes paid	$39	$17,857
Cash paid for interest	$36,203	$9,274

Supplemental schedule of non-cash financing activities:
Assets acquired through capital lease obligation	$2,362	$--
Discount on note payable	$36,092	$128,038
Warrants issued in connection with sale of stock	$903,239	$--
Conversion of notes payable and accrued interest to common stock and warrants	$1,060,217	$--
Warrants issued in connection with debt conversion	$115,193	$--
Convertible notes payable issued as payment for accrued interest and penalties	$91,290
Deferred financing costs to be paid by issuance of stock	$--	$528,036

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by CyberDefender Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.  The results for the nine-month interim period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
The Company, based in Los Angeles, California, is a provider of secure content management software. The Company develops and licenses security software and related services. The Company continues to bring to market advanced solutions to combat and prevent online information theft, unwanted advertisements, spam, Internet viruses, spyware and related computer threats.

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

In November 2006, the Company launched its new Internet security suite called CyberDefender FREE 2.0 that is free to the subscriber. Revenues are earned from advertising networks which pay the Company to display advertisements inside the software. CyberDefender Early Detection Center is a version of the same software, without the advertising, which is paid for by the subscriber. The annual subscription rate for the version without ads ranges from $11.99 to $39.99, depending on the marketing or distribution channels used by the Company.

On September 27, 2007, the Company announced the launch of CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™. These are enhanced versions of its security software. For an annual fee, CyberDefenderULTIMATE™ provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE™ provides a one-time fix to a customer’s computer and a year-round unlimited anti-malware support for a subscriber’s computer. These new security suites also include 2 gigabytes of online backup. These products are sold through an annual subscription for $59.95 to $199.95.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $7,444,098 and $3,732,941 during the nine months ended September 30, 2008 and 2007, respectively, and has negative working capital of $7,223,053 and an accumulated deficit of $22,005,050 at September 30, 2008, which raises substantial doubt about its ability to continue as a going concern. Until sales of the products provide the Company with the revenue it needs to attain profitability, the Company intends to continue to raise money for operating capital through sales of its securities or by borrowing money.  From inception through September 30, 2008, the Company has raised $5,235,000 from debt financing and $1,810,000 from equity financing to develop software and to build out a management team capable of delivering its products to market. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. Management cannot assure that any financing arrangements will be available in amounts or on terms acceptable to the Company. If additional financing is not available or is not available on acceptable terms, the Company may be unable to continue its operations. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company currently has no firm agreements with any third parties for any future transactions and future financings.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
To conform to the current year's presentation, as a result of management's continuing analysis of its operating activities, the Company reclassified approximately $374,000 for the three months ended September 30, 2007 that was previously classified as interest expense to selling, general and administrative expense with no effect on previously reported net loss.

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

Property and Equipment
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets ranging from three to seven years, using the straight-line method. Total depreciation expense was $29,484 and $25,786 for the nine months ended September 30, 2008 and 2007, respectively.

Equipment under Capital Lease
The Company leases certain of its furniture and other equipment under agreements accounted for as capital leases. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated using the straight-line method over their estimated useful lives.

Fair Value of Financial Instruments
Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company recognizes revenue from the sale of software licenses under the guidance of  Statement of Position (“SOP”)  No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SEC Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” as amended by SAB 104.

Specifically, the Company recognizes revenues from its products when all of the following conditions for revenue recognition are met:

i.	persuasive evidence of an arrangement exists,
ii.	the product or service has been delivered,
iii.	the fee is fixed or determinable, and
iv.	collection of the resulting receivable is reasonably assured.

The Company currently sells three products, CyberDefender Early Detection Center (“EDC”), an antivirus and anti spyware software, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™, over the Internet. The Company also offers a backup CD of the EDC software for an additional fee. CyberDefenderCOMPLETE™ offers customers one-time technical support and a license for EDC, while CyberDefenderULTIMATE™ offers customers unlimited technical support for a specified period and a license for EDC. Customers order the product and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company provides technical support if the customer purchased CyberDefenderULTIMATE™ or CyberDefenderCOMPLETE™ and licenses the customer to download EDC over the Internet. As part of the sales price, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements. EDC and CyberDefenderULTIMATE™ are in substance a subscription and the entire fee is deferred until the month subsequent to the delivery date of the product and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49. Revenue is recognized immediately for the sale of the backup CD and for the portion of the sale of CyberDefenderCOMPLETE™ that relates to the one-time technical support as the Company believes that all of the elements necessary for revenue recognition have occurred.

The Company also uses third parties to sell its software and therefore evaluates the criteria of Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss. Accordingly, the Company's revenue is recorded on a gross basis.

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

Deferred Processing Fees
The Company uses a third party to process its product sales. The Company pays a direct acquisition fee to the processor for each completed sale. These direct acquisition fees are deferred and recognized ratably over the term of the arrangement of the associated sale in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The third party processor refunds any direct acquisition fee on any credit card chargeback or on any product that is returned. The refunds are matched against the associated chargebacks and product returns.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reserves for Product Returns
The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs after a customer is automatically charged for a renewal license and subsequently, within 30 days of renewal, decides not to continue using the license or the credit card processed for renewal is no longer valid.  The Company’s third party processor of renewal sales is usually notified within 30 days by customers that they no longer wish to license the Company’s product.  The third party processor reduces the amounts due to the Company as a result of any chargeback during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the rebilling event and are recorded prior to closing the previous month’s accounting records.  The Company may voluntarily accept returns from a customer. The returns are charged against revenues upon receipt. As of September 30, 2008 and December 31, 2007, the Company had $0 accrued for customer returns and chargebacks, based on historical returns.

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

For the nine months ended September 30, 2008 and 2007 advertising purchased from four vendors accounted for 94% and 47% of the Company’s total advertising expense, respectively.

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

The Company does not have any unrecognized tax benefits as of September 30, 2008 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2008.

Software Development Costs
The Company accounts for software development costs in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed.” Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There have been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development expense. For the nine months ended September 30, 2008 and 2007, product development costs were $325,571 and $398,306, respectively. Further, as discussed in Note 3, the Company acquired the CyberDefender TM software application during 2005.

Advertising Expenses

Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. For the nine months ended September 30, 2008 and 2007, advertising expense amounted to $3,905,961 and $351,775, respectively.

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before September 30, 2008 which are applicable to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s financial statements from the adoption of this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities had no impact on our financial position, results of operations or cash flows. Management does not expect the adoption of the FSP to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not currently expect the adoption of SFAS No. 162 to have a material impact on the financial statements.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
In accordance with SFAS No. 128, “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2008 and 2007, there were 11,432,958 and 9,649,692 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

NOTE 3 - INTANGIBLE

In January 2005, the Company entered into an asset purchase agreement with Unionway Int’l, LLC whereby the Company purchased certain assets of Unionway Int’l, LLC that principally included the software application Cyber-Defender™ and associated rights for $200,000 through the issuance of a note payable. The software technology purchased from Unionway Int’l, LLC is the core of the Company’s existing product. The asset is being amortized over the expected life of three years on a straight line basis. The amortization for the nine months ended September 30, 2008 and 2007 is $0 and $50,000, respectively and the accumulated amortization is $200,000 as of September 30, 2008 and December 31, 2007.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock
On October 18, 2007, the Company began an offering of units. Each unit consisted of 25,000 shares of common stock and a warrant to purchase 18,750 shares of common stock at an exercise price of $1.25 per share. The warrants have a term of five years. Pursuant to the warrant agreements, from and after the warrant issue date, in the event the Company sells Common Stock for less than the then exercise price or issues securities convertible into or exercisable for common stock at a conversion price or exercise price less than the then exercise price (a “Dilutive Issuance”), then the exercise price shall be multiplied by a fraction, the numerator of which is the number of shares of common stock sold and issued at the closing of such Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of such Dilutive Issuance would purchase at the then exercise price, and the denominator of which is the number of shares of common stock issued and outstanding on the date of such Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of such Dilutive Issuance. As of September 30, 2008, the exercise price per share of the warrants has not been reduced as a result of any Dilutive Issuance. The purchase price was $25,000 per unit. During the fourth quarter of 2007, the Company issued 654,500 shares and raised $654,500 through this offering. The 490,875 warrants issued in connection with the units were valued at $436,248 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 142%. Issuance costs consisted of a 7% cash fee and additional warrants at $1.00 per share to purchase 7% of the number of shares of common stock sold in the offering with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 142%.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

During February and March, 2008, the Company issued 175,000 shares and raised $175,000 through this offering. The 131,250 warrants issued in connection with the units were valued at $118,058 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 146-148%. Issuance costs consisted of a 7% cash fee and additional warrants at $1.00 per share to purchase 7% of the number of shares of common stock sold in the offering with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 146%. In May 2008 the Company updated the agreement with the placement agent to increase both the cash and warrant placement fees from 7% to 9% as well as to provide to the placement agent a 2.5% cash expense allowance. During June, 2008, the Company issued 400,000 shares and raised $354,000, net of placement fees, through this offering. The 300,000 warrants issued in connection with the units were valued at $271,438 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 3.88%, a dividend yield of 0% and volatility of 111%. Issuance costs consisted of a 9% cash fee, 2.5% expense allowance and additional warrants at $1.00 per share to purchase 9% of the number of shares of common stock sold in the offering with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 146%. During July and August, 2008, the Company issued 580,500 shares and raised $513,743, net of placement fees, through this offering. The 435,375 warrants issued in connection with the units were valued at $468,931 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 3.88%, a dividend yield of 0% and volatility of 110-116%. Issuance costs consisted of a 9% cash fee, 2.5% expense allowance and additional warrants at $1.00 per share to purchase 9% of the number of shares of common stock sold in the offering, valued at $44,811 with the following assumptions: term of 5 years, a risk-free interest rate of 3.88%, a dividend yield of 0% and volatility of 110-116%. Issuance costs of $9,065 and $45,815 were recorded in accrued expenses on the accompanying balance sheet as of September 30, 2008 and December 31, 2007, respectively.

On February 12, 2008, the Company entered into a consulting agreement with New Castle Consulting. Pursuant to this agreement, New Castle will provide investor relations services to the Company for a period of 6 months in exchange for an immediate payment of $4,500, a monthly fee of $4,500 the payment of which began in March 2008, the issuance of 100,000 shares of restricted common stock valued at $100,000 and an indemnity. As the shares were unforfeitable upon issuance and there was no guarantee of future benefit to be provided, the value of the shares was expensed upon issuance to selling, general and administrative expense in the quarter ended March 31, 2008.

On February 14, 2008, the Company entered into a consulting agreement with Kulman IR. Pursuant to this agreement, Kulman will provide investor relations services to us for a period of 12 months in exchange for a monthly fee of $3,500, the issuance of 100,000 shares of restricted common stock valued at $100,000, the payment of pre-approved expenses incurred by Kulman in discharging its obligations under the agreement and cross-indemnities. In regards to the stock that was issued, 50,000 shares vested immediately, 25,000 shares vested on August 7, 2008 and the remaining 25,000 shares were to vest on October 7, 2008. During August 2008, the Company terminated the agreement and cancelled the 25,000 unvested shares. As there was no guarantee of future benefit to be provided, the value of the vested shares was expensed upon issuance to selling, general and administrative expense in the quarter ended March 31, 2008.

On July 15, 2008, the Company entered into a consulting agreement with Frontier Capital Partners L.L.C. (“Frontier”) pursuant to which Frontier agreed to provide investor relations and other business advisory services. The agreement term was 3 months, but the agreement could be terminated by either party upon 5 days written notice. The agreement also includes provisions allowing immediate termination in the event of dissolution, bankruptcy or insolvency and for cause. The Company has agreed to issue to Frontier 125,000 shares of its restricted common stock as compensation for these services. 75,000 of these shares, valued at $81,000, were issued immediately (upon execution of the agreement) and are deemed to be a non-refundable retainer. The remaining 50,000 shares, valued at $63,000, were issued 46 days after execution of the agreement. As the shares were unforfeitable upon issuance and there was no guarantee of future benefit to be provided, the value of the shares was expensed upon issuance to selling, general and administrative expense in the quarter ended September 30, 2008.

On August 14, 2008, a holder of warrants to purchase 98,121 shares of common stock of the Company at a price of $1.01 per share exercised the warrants under Section 3(c) of the warrant document which allows for cashless exercise of the warrants. As a result, the Company issued 37,985 shares of its common stock.

See Note 5 for additional shares issued during the nine months ended September 30, 2008 related to the convertible notes payable.

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

On August 6, 2008, the Company granted to Michael Barrett, the Company’s Chief Financial Officer, an option to purchase 10,000 shares of common stock under the 2006 Plan, at a price of $1.30 per share with an estimated fair value of $12,094 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.1 years, a risk-free interest rate of 3.24%, a dividend yield of 0%, volatility of 158% and a forfeiture rate of 4%.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

In August and September 2008, the Company granted to employees, options to purchase 75,000 shares of common stock under the 2006 Plan, at prices ranging from $1.07 to $1.44 per share with an estimated fair value of $89,826 using the Black-Scholes option pricing model with the following assumptions: expected terms of 5-6 years, a risk-free interest rate of 2.88% to 3.23%, a dividend yield of 0%, volatility of 157-161% and forfeiture rates of 20%.

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Nine Months ended
	September 30, 2008		September 30, 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	1,316,384	$0.75	1,441,613	$0.74

Granted	415,700	$1.10	300,500	$1.00

Exercised	—	—	—	—

Cancelled	(323,667)	$1.05	(395,729)	$1.00

Outstanding, end of period	1,408,417	$0.78	1,346,384	$0.74

Exercisable, end of period	1,067,557	$0.68	689,129	$0.68

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.93 and $0.89 per option, respectively.

As of September 30, 2008 and 2007, 340,860 and 657,255 of the options granted are not vested with an estimated remaining value of $245,167 and $551,600, respectively. At September 30, 2008, 1,067,557 of these options were exercisable with a weighted average remaining contractual term of 7.32 years. The weighted average remaining contractual life of all options outstanding at September 30, 2008 is 7.72 years.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $177,747 and $332,694 for the nine months ended September 30, 2008 and 2007, respectively.

There were no stock options exercised during the nine months ended September 30, 2008 and 2007.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On September 12, 2006, the Company entered into a Securities Purchase Agreement with 13 accredited investors pursuant to which it sold 10% secured convertible debentures (the “Debentures”) in the aggregate principal amount of $3,243,378 and common stock purchase warrants to purchase an aggregate of 3,243,378 shares of the Company’s common stock at $1.00 per share (the “Base Conversion Price”) that also included a registration rights agreement. The debenture holders have the right to convert the Debentures into 3,243,378 shares of common stock. The Debentures mature on September 12, 2009 and bear interest at the rate of 10% per year, payable quarterly. If, during the time that the Debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the Debentures will be reduced. As of September 30, 2008, the conversion price of the Debentures has not been reduced.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

The Company was also required to make an interest payment to the Debenture holders on April 1, 2007. The Consent and Waiver allowed the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder. For payment of the Debenture holder’s pro rata portion of the April 1 interest payment, the Debenture holder could choose to increase the principal amount of his Debenture by his pro-rata share of the accrued interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the Debenture holders pro rata portion of the liquidated damages, each Debenture holder has the same choice, that is, either to increase his Debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the Debenture holders were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company could be required to issue up to a total of 566,336 shares of the Company’s common stock. The Consent and Waiver allowed the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents. The Company issued 180,187 shares in November and December 2007 as partial payment for these liquidated damages valued at $153,167. At December 31, 2007, $16,750 of these damages remained in accrued expenses - registration rights agreement. The Company issued 15,407 shares in January and February 2008 as partial payment for these liquidated damages valued at $13,097. At September 30, 2008, $3,653 of these damages remained in accrued expenses - registration rights agreement. The Company issued 190,090 shares in November and December 2007 as partial payment for the April 1 interest payment of $161,580. At December 31, 2007, $17,179 remained in accrued interest. The Company issued 15,669 shares in January and February 2008 as partial payment for the April 1 interest payments of $13,319.

The Consent and Waiver allowed the Company to issue to Oceana Partners, LLC, without triggering the anti-dilution rights, 50,000 shares of common stock in consideration for research coverage for a 12-month period.

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726. On September 21, 2007 the Company received from the holders of the Debentures a second Consent and Waiver. The holders of the Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. The Company issued 135,063 shares in February 2008 as partial payment for these liquidated damages valued at $106,518. At September 30, 2008, $26,208 of these damages remained in accrued expenses - registration rights agreement. The Company issued 94,952 shares in February 2008 as partial payment for the July 1 and October 1, 2007 interest payments of $110,147.

The Company did not meet the August 18, 2007 date to file a second registration statement. As a result, the Company incurred additional liquidated damages for the period August 18 through December 19, 2007 of $194,603. The Company received from the holders of the Debentures a third Consent and Waiver, dated February 13, 2008 and amended on August 19, 2008. The third Consent and Waiver waived the requirement included in the Debentures and the Registration Rights Agreement that the Company file a second registration statement, waived the liquidated damages that accrued from and after December 19, 2007 and waived the payment of any interest that would have accrued on the liquidated damages. The holders of the Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on January 1, 2008 and as payment of the liquidated damages accrued prior to December 19, 2007 under the Registration Rights Agreement. In September 2008 the Company issued $64,422 in additional debentures, with a term of 18 months and which are convertible at $0.85 per share, which included $4,422 of interest. At September 30, 2008, $128,603 remained in accrued expenses - registration rights agreement.

According to the terms of the Debentures, the Company is to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. To date, holders of the Debentures have agreed to accept the Company’s securities as payment of the interest obligation, in lieu of cash. The Company failed to make the interest payments that were due on April 1, and July 1, 2008, totaling $139,169. On September 22, 2008 the Company received from the holders of the Debentures a fourth Consent and Waiver of defaults of the Debentures. The holders of the Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on April 1, July 1, and October 1, 2008, totaling $205,207. In September 2008 the Company issued $26,868 in additional debentures, with a term of 18 months and which are convertible at $0.85 per share, which included $1,868 of penalty interest.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

The holders of certain shares and warrants for the purchase of common stock issued in conjunction with the sale of the Company’s previously issued Secured Convertible Promissory Notes from November 2005 through March 2006, which were converted on September 12, 2006, also have certain registration rights. These holders agreed to defer their rights to require registration of their securities on the registration statement the Company filed; however, they have maintained the rights to piggyback on future registration statements filed by the Company.

The Company has accounted for the Debentures according to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” FSP EITF 00-19-2, EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The Company has accounted for the registration rights arrangement under the guidance of FSP EITF 00-19-2 and the warrants as permanent equity under the guidance of SFAS No. 133 and EITF 00-19. The value of the Debentures was allocated between the Debentures, the registration rights arrangement and the warrants, including the beneficial conversion feature, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the beneficial conversion feature, is being amortized over the term of the Debentures. The Company amortized $758,938 and $793,470 to interest expense for the nine months ended September 30, 2008 and 2007. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the Debentures on the accompanying balance sheet.

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options were valued at $374,531 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, and volatility of 128%. These costs, totaling $1,592,046, are being amortized over the term of the Debentures. The Company recorded amortization of $379,411 and $398,012 to interest expense during the nine months ended September 30, 2008 and 2007 related to the Debentures. The unamortized amount is recorded as part of the deferred financing costs in the accompanying balance sheets.

In November and December 2007, certain holders of the 10% Secured Convertible Debentures converted $460,000 of notes and $48,406 of accrued interest into 508,406 shares of common stock at $1.00 per share. The unamortized discount of $253,481 on the converted notes was recorded as interest expense at the time of the conversion.

In August 2008, certain holders of the 10% Secured Convertible Debentures converted $300,000 of notes and $15,468 of accrued interest, accrued liquidated damages and penalty interest into 315,468 shares of common stock at $1.00 per share and 86,601 warrants to purchase shares of the Company’s common stock at $1.25 per share. The unamortized discount of $103,310 on the converted notes was recorded as interest expense at the time of the conversion.

Convertible notes payable consist of the following:

	September 30, 2008	December 31, 2007
10% debentures outstanding	$2,574,668	$2,783,378
Unamortized discount on debentures	(789,405)	(1,548,343)
Convertible notes payable, net	$1,785,263	$1,235,035

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - NOTES PAYABLE

7.41% Senior Secured Original Issue Discount Notes
In April and May 2007, the Company sold $405,000 in face amount of its 7.41% Senior Secured Original Issue Discount Notes (“7.41% Notes”) and warrants to purchase 187,500 shares of the Company’s common stock for a purchase price of $375,000. The 7.41% Notes are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning nine months after issuance of the warrant. Pursuant to the warrant agreements, if the Company issues common stock or common stock equivalents at a price lower than the warrant exercise price (the “Base Share Price”), then the warrant exercise price will be reduced to equal the Base Share Price and the number of warrant shares issuable will be increased so that the aggregate exercise price, after taking into account the decrease, will be equal to the aggregate exercise price prior to the adjustment. As of September 30, 2008, the exercise price per share of the warrants has not been reduced as a result of the issuance of any of the Company’s common stock or common stock equivalents. The Company has accounted for the debentures according to SFAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company has accounted for the warrants as permanent equity under the guidance of SFAS 133 and EITF 00-19. The value of the 7.41% Notes was allocated between the original issue discount (“OID”), the warrants and the debentures which amounted to $30,000, $112,229 and $262,771, respectively. The discount related to the OID and warrants of $142,229 will be amortized over the one year term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.69%, a dividend yield of 0% and volatility of 124%.

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

The Company recorded $158,702 and $77,701 of interest expense related to the amortization of the discount related to 7.41% Notes and warrants for the nine months ended September 30, 2008 and 2007, respectively.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - NOTES PAYABLE (Continued)

The Company recorded amortization of deferred financing costs of $154,011 and $245,963 to financing expense related to the 7.41% Notes during the nine months ended September 30, 2008 and 2007, respectively.

Pursuant to the Registration Rights Agreement the Company signed in connection with the offering of the 7.41% Notes, the Company was required to register 125% of the number of shares underlying the related Warrants. The Company was required to file a registration statement for this purpose within 180 days following the date that the units were sold, and the Company would be in default of the Registration Rights Agreement if it failed to file the registration statement within 30 days following the expiration of the 180 day period. As of September 30, 2008, the Company was in default of the Registration Rights Agreement as to holders of $405,000 in principal amount of the 7.41% Notes. Subsequent to September 30, 2008, the Company has obtained a Consent and Waiver from the holders of the 7.41% Notes in relation to the liquidated damages under the Registration Rights Agreement and accordingly has recorded $19,143 and $16,821 in accrued expenses - registration rights agreement as of September 30, 2008 and December 31, 2007, respectively. Pursuant to the Consent and Waiver the Company will issue its securities to pay the liquidated damages.

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

On August 6, 2008, certain holders of the 7.41% Notes converted their notes in the face amount of $459,000 plus accrued interest of $31,032 and penalties of $19,616 into 509,648 shares of the Company’s common stock and warrants to purchase 382,230 shares of the Company’s common stock at an exercise price of $1.25 per share. The conversion ratio was determined in accordance with a most favored nation provision included in the securities purchase agreement which permitted the noteholders to convert their 7.41% Notes at a price per share identical to the price per share at which the units described in Note 4 above were offered.

During the nine months ended September 30, 2008, the Company repaid 7.41% Notes in the face amount of $189,000 and accrued interest on those notes of $17,196. At September 30, 2008 all of the 7.41% Notes were converted or paid in full.

7.41% Notes payable consist of the following:

	September 30, 2008	December 31, 2007
7.41% notes outstanding	$-	$864,000
Unamortized discount on notes	-	(158,702)
7.41% notes payable, net	$-	$705,298

Note Payable to Shareholder
In March 2008, Gary Guseinov pledged 750,000 shares of his common stock in CyberDefender Corporation to Michael and Casey DeBaecke in exchange for a loan of $160,000 made to the Company. The pledge is non-recourse to Mr. Guseinov in the event the collateral is foreclosed upon due to the Company’s failure to pay the loan. So long as there is no event of default in connection with the loan, Mr. Guseinov may continue to vote the shares at any annual or special meeting of the shareholders. The loan is due to be repaid on the earlier of two months from signing of the loan document or two days following the Company’s receipt of over $500,000 in new equity capital following the date of the promissory note evidencing the loan. Additionally, the Company issued warrants to purchase 40,000 shares of the Company’s stock. The warrants may be exercised at a price of $1.25 per share for a period of 5 years. The discount related to the warrants of $36,092 will be amortized over the term of the note. The warrants issued in connection with the note were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 148%. The Company recorded amortization of $36,092 to interest expense during the nine months ended September 30, 2008. The loan plus accrued interest was paid in full on July 30, 2008.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation
On September 18, 2007, a former employee of the Company alleged that the Company owed him approximately $50,000 in additional pay and demanded payment. The Company settled the lawsuit on June 3, 2008 and is in compliance with the payment terms as of September 30, 2008. The remaining amount is recorded in accrued expenses on the accompanying balance sheet at September 30, 2008.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

On October 1, 2008, the Company granted to Michael Barrett, the Company’s Chief Financial Officer, an option to purchase 10,000 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $9,679 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.1 years, a risk-free interest rate of 2.88%, a dividend yield of 0%, volatility of 153% and a forfeiture rate of 4%. The shares vested over two months.

On October 1, 2008, the Company granted to a consultant, an option to purchase 35,000 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $33,953 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.1 years, a risk-free interest rate of 2.90%, a dividend yield of 0%, volatility of 154% and a forfeiture rate of 4%.

On October 13, 2008, the Company granted to an employee, an option to purchase 10,000 shares of common stock under the 2006 Plan, at a price of $1.20 per share with an estimated fair value of $6,694 using the Black-Scholes option pricing model with the following assumptions: expected term of 6.0 years, a risk-free interest rate of 3.02%, a dividend yield of 0%, volatility of 157% and a forfeiture rate of 20%.

On October 20, 2008, the Company issued an additional debenture in the amount of $79,150 to a holder of the Company’s Debentures in payment for the April 1, July 1 and October 1, 2008 interest payments and penalty interest.

On October 24, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. Pursuant to this agreement, Newview will provide investor relations services to the Company for a period of 6 months in exchange for warrants to purchase 2,250,000 shares of common stock of the Company at a price of $1.25 per share and cross-indemnities. 900,000 warrants vested immediately and 270,000 warrants vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009. Either party may terminate the agreement with fifteen days written notice.

On October 30, 2008, the Company executed a letter of intent with a subsidiary of Guthy-Renker (“GRM”) to create, market and distribute direct response advertisements to sell the Company’s product. GRM is responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and warrants to purchase 1,000,000 shares of the Company’s common stock at a price of $1.25 per share. The letter also allows the parties the option to elect to have GRM create television commercials to market the Company’s product in exchange for additional warrants to purchase 1,000,000 shares of the Company’s common stock at a price of $1.25 per share.

In November 2008, certain holders of the 10% Secured Convertible Debentures converted $260,000 of notes into 260,000 shares of common stock at $1.00 per share.

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

The following table summarizes our revenue during each quarter for sales of our products. Sales made during the fiscal year ended December 31, 2007 and for the nine months ended September 30, 2008 include renewals of our CyberDefender Anti-Spyware 2006 product, as well as sales of our CyberDefender Early Detection Center, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™ products and advertising revenue derived from our CyberDefender FREE 2.0 and MyIdentityDefender products.

	Revenue
Quarter Ended	New	Renewal
March 31, 2007	$67,663	$598,473
June 30, 2007	$60,679	$567,764
September 30, 2007	$72,982	$471,974
December 31, 2007	$71,356	$309,263
Fiscal Year 2007 Totals	$272,680	$1,947,474

March 31, 2008	$129,966	$345,080
June 30, 2008	$435,350	$307,512
September 30, 2008	$937,953	$264,762
Fiscal Year 2008 Totals	$1,503,269	$917,354

Typically, a software developer gives away free versions of its software for a limited trial period. Very often, though, a user of free software will not purchase it once the trial period is over. There is no trial period for using our CyberDefender FREE 2.0 software with advertising, however. Once a subscriber downloads the software, it is his to keep and we receive payment from the advertisers. Otherwise, if the subscriber chooses, he may pay for an annual subscription to CyberDefender Early Detection Center without advertising. In this way, we will generate revenues from either the advertiser or the subscriber. This business model allows any computer user to obtain protection against Internet threats, regardless of his ability to pay. We made this change because we believe that the advertising revenue we may receive, in conjunction with the licensing fees we receive, could be substantial. We obtain the ads from ad networks, which are plentiful. Ad networks provide advertising for a website and share advertiser revenue. During the month that the ads are displayed on a subscriber’s computer, revenues will be earned from the ad networks each time an ad is shown (per impression) or when an ad is clicked (per click) or for each action taken by the subscriber after he clicks on the ad and visits to the advertiser’s website (per action).

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

While we were developing CyberDefender Early Detection Center/CyberDefender FREE 2.0, we slowed down our efforts in marketing our CyberDefender Anti-Spyware 2006 software so that we could devote more of our financial resources to the development of our new product. The expense of turning our business from a marketer of a single software product into a developer of a suite of Internet security products exceeded our revenues. During this period, our new user marketing was restricted to experimental activities. Therefore, as and when we needed cash, we sold our securities. To date, we have received $4,435,000 from the sale of our convertible debt securities, $800,000 from the sale of our 7.41% Notes, $160,000 from the issuance of a note payable to a shareholder and $1,810,000 from the sale of units consisting of our common stock and warrants.

We are continuing to roll-out our CyberDefender Early Detection Center/CyberDefender FREE 2.0, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™ product and, to date, revenues we receive from advertising or from those who license the product have not been adequate to support our operations. We currently have enough cash to fund our operations through December 2008. In order to fund our operations beyond that date, we will be required to borrow money or to find other sources of financing. We do not have any commitments for financing at this time and we cannot guarantee that we will be able to find financing when we need it. If we are unable to find financing when we need it we may be required to curtail, or even to cease, our operations.

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

We also use third parties to sell our software and therefore we evaluate the criteria of Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. We are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, establish product specifications, and have the risk of loss. Accordingly, our revenue is recorded on a gross basis.

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

Customers are only permitted to return a product that has been paid for within 30 days from the date of purchase, although we may voluntarily accept returns from a customer past the 30 day period. These returns are charged against the associated sale upon receipt of the return. A chargeback occurs when a customer contacts the third party processor or credit card company directly to request a refund instead of contacting us. The third party processor reduces the amounts due to us as a result of any chargeback during the preceding 30 day period. Our net revenue, including returns and chargebacks for each period, are deferred and recognized ratably over a 12 month period according to our revenue recognition policy.

We use a third party processor to bill annual renewal sales. The third party processor is usually notified within 30 days by a customer that the customer no longer wishes to renew the license on our product. As a result, a majority of renewal returns and chargebacks occur within 30 days of the rebilling event. During the nine months ended September 30, 2008 and 2007, we did not accrue any sum for product returns or chargebacks. As of September 30, 2008 and December 31, 2007, we had $0 accrued for customer returns and chargebacks, based on historical returns.

In November 2006, we launched a new product, CyberDefender FREE 2.0, which is free to the subscriber. Revenues are earned from advertising networks and search engine providers that pay us for displaying the advertiser’s advertisements inside the software and from search results generated by our users. Advertising revenue is recognized when earned.

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

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt obligations	$2,574,668	$2,483,378	$91,290	$-	$-
Capital lease obligations	$59,054	$30,934	$20,241	$7,879	$-
Operating lease obligations	$640,471	$129,955	$271,722	$238,795	$-

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

Trends, Events and Uncertainties

As described above in the discussion of revenue recognition, we receive payment upon the sale of our products and defer the revenue over the life of the license agreement, which is generally one year. We have disclosed in the table below the total number of licenses sold (net of returns and chargebacks) and gross dollar sales (net of returns and chargebacks) before deferral for the nine months covered by this report.

	Total # of Licenses	% Change	Gross Sales $	% Change	Avg. $ Sale	% Change
January 2008	866	-	$33,919	-	$39.17	-
February 2008	1,467	69%	$64,347	90%	$43.86	12%
March 2008	2,441	66%	$114,070	77%	$46.73	7%
April 2008	4,194	72%	$224,745	97%	$53.59	15%
May 2008	6,462	54%	$351,656	56%	$54.42	2%
June 2008	7,260	12%	$394,241	12%	$54.30	-
July 2008	12,327	70%	$711,696	81%	$57.73	6%
August 2008	15,914	29%	$906,290	27%	$56.95	(1%)
September 2008	14,948	(6%)	$843,190	(7%)	$56.41	(1%)
Totals/Avg.	65,879		$3,644,154		$55.32

The table above indicates an upward trend in the number of licenses sold and the average dollar sale through August 2008. During the month of September, we experienced some minor problems with our ecommerce platform which caused a temporary interruption in our ability to receive online sales.  This problem was quickly corrected and we have implemented procedures to reduce the likelihood of this occurring in the future, however, it may have negatively impacted our sales for the month. The general upward trend is a result of our focus on promoting our new products that were released in late 2007 and increasing the amount of money spent on advertising, as discussed below. We cannot guarantee that this upward trend will continue, even with increased spending on adverting, or that the margins will remain beneficial to us.

We have disclosed in the table below total dollar sales (net of returns and chargebacks), which included new sales, renewal sales and advertising revenue before deferral for the nine months covered by this report.

	Sales $	% Change
January 2008	$166,490	-
February 2008	$177,819	7%
March 2008	$203,838	15%
April 2008	$398,635	96%
May 2008	$504,900	27%
June 2008	$547,626	8%
July 2008	$887,643	62%
August 2008	$1,115,390	26%
September 2008	$1,009,380	(10%)
Total	$5,011,720

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Revenue

Net revenue was $1,202,715 and $2,420,623 for the three month and nine month periods ended September 30, 2008 as compared to net revenue of $544,956 and $1,839,535 for the three month and nine month periods ended September 30, 2007, respectively, an increase of $657,759 and $581,088 respectively or approximately 121% and 32%. This increase in net revenue was due primarily to the increase in new product sales offset by a decrease in the renewal sales of our CyberDefender Anti-Spyware 2006 product. The increase in new product sales is due to the increase in advertising, as described below. Additionally, during the nine month period ended September 30, 2007, our resources were primarily directed toward the development and delivery of our new products.

Operating Expenses

Total operating expenses increased by $3,324,626 and $4,093,398 or approximately 286% and 109%, during the three month and nine month periods ended September 30, 2008, to $4,462,913 and $7,798,653, respectively, as compared to $1,138,287 and $3,705,255 in total operating expenses for the three month and nine month periods ended September 30, 2007. Operating expenses include advertising, product development, selling, general and administrative expense, interest and depreciation. A detailed explanation of the increase in operating expenses is provided in the discussion below.

Advertising

Advertising costs are comprised primarily of media and channel fees, including online advertising and related functional resources. Advertising expenses increased by $2,552,570 and $3,554,186 during the three month and nine month periods ended September 30, 2008 to $2,658,895 and $3,905,961, respectively, as compared to $106,325 and $351,775 in advertising expenses during the three month and nine month periods ended September 30, 2007. This increase was due to the launch of our new products and our decision to use advertising as a customer acquisition strategy. During the nine month periods ended September 30, 2008 and 2007, four vendors accounted for 94% and 47%, respectively, of our advertising expense.

Product Development

Product development expenses are primarily comprised of research and development costs associated with the continued development of our products. Product development expenses increased by $3,355 during the three month period ended September 30, 2008 to $121,710 as compared to $118,355 in product development costs for the three month period ended September 30, 2007. This slight increase is due to the ongoing support and improvement of our existing products. Product development expenses decreased by $72,735 during the nine month period ended September 30, 2008 to $325,571 as compared to $398,306 in product development costs for the nine month period ended September 30, 2007. The decrease during the nine month period was due to the launch of our new products in late 2007.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of executive management salaries, legal and professional fees, rent and salaries of our support staff.

Selling, general and administrative expenses increased by $784,045 and $658,249 during the three and nine month periods ended September 30, 2008 to $1,672,480 and $3,537,637 as compared to $888,435 and $2,879,388 in selling, general and administrative expenses incurred during the three month and nine month periods ended September 30, 2007. The increase in the three month period ended September 30, 2008 was primarily attributable to an increase in commissions and outside services, mainly related to public relations and investor relations. The increase in the nine month period ended September 30, 2008 was primarily attributable to an increase in commissions, outside services and stock compensation expense offset by decreases in professional fees, salaries and wages, rent and travel expenses.

Loss on registration rights agreements

Loss on registration rights agreements increased by $146,753 from $69,787 in the nine month period ended September 30, 2007 to $216,540 in the nine month period ended September 30, 2008. The increase occurred because we were not able to timely file a second registration statement in accordance with the terms of a Registration Rights Agreement we signed in conjunction with the offering of our Debentures. As a result, we incurred additional liquidated damages. As of August 19, 2008 we are no longer required to file a second registration statement.

Interest expense

Interest expense decreased by $7,712 from $680,944 in the three month period ended September 30, 2007 to $673,232 and in the three month period ended September 30, 2008 and increased by $56,709 from $1,792,219 in the nine month period ended September 30, 2007 to $1,848,928 in the nine month period ended September 30, 2008. The decreased interest expense during the three month period ended September 30, 2008 was mainly due to a decrease in the amortization of the placement fees on our 7.41% Notes and the issuance of additional warrants to the holders of our Debentures offset by an increase in the amortization of the placement fees on the Debentures as well as placement fees for the conversion of the 7.41% Notes. The increased interest expense during the nine month period ended September 30, 2008 was mainly due to an increase in the interest and amortization of the 7.41% Notes and the interest and amortization of the $160,000 note payable to a shareholder offset by a decrease in the interest and amortization of the Debentures.

Public company costs

We expect to continue to incur professional fees for audit, legal and investor relations services, and for insurance costs as a result of being a public company. We believe that these costs will remain consistent with costs incurred during the current period.

Net Loss

We had a net loss of $(3,933,630) for the three months ended September 30, 2008 as compared to a net loss of $(1,274,275) for the three months ended September 30, 2007 and a net loss of $(7,444,098) for the nine months ended September 30, 2008 as compared to a net loss of $(3,732,941) for the nine months ended September 30, 2007. The increase in net loss for the three and nine months ended September 30, 2008 was primarily related to the increase in advertising expense and selling, general and administrative expense as described above offset by an increase in revenue. Basic loss per share for the three months ended September 30, 2008 was $(0.24) as compared to a basic loss per share of $(0.10) for the three months ended September 30, 2007. Basic loss per share for the nine months ended September 30, 2008 was $(0.49) per share as compared to basic loss per share of $(0.30) per share for the nine months ended September 30, 2007.

Liquidity and Capital Resources

In November 2006 we changed our operating strategy by deciding to introduce a suite of security products instead of just a single product. We also changed the way in which our core product was offered to consumers. Rather than licensing the product and collecting a license fee, we offered consumers a choice. They could download the product for free, so long as advertising by third parties was included in the product. Alternatively, consumers could purchase a license for the product and the product would be free of advertising. Our advertising revenues are earned each time an ad is shown (per impression) or when an ad is clicked (per click) or for each action taken by the consumer after he clicks on the ad and visits the advertiser’s website (per action). This change in our business resulted in a significant decrease in our revenues from 2006 to 2007 since we stopped selling our CyberDefender AntiSpyware 2006 product while we developed and rolled-out our new products. We launched two of our new products in late 2007 and subsequently our revenues have been increasing on a quarterly basis since January 2008, however our expenses still exceed our revenues.

To help with our cash flow during the change in our operations, we sold debt and equity securities. In September 2006 we sold our Debentures in the aggregate principal amount of $3,243,378. According to the terms of the Debentures, we are to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. To date, holders of the Debentures have agreed to accept our securities as payment of the interest obligation, in lieu of cash. We failed to make the interest payments that were due on January 1, April 1 and July 1, and October 1 2008, which totaled $282,459. We obtained waivers of these breaches from the holders of the Debentures, who agreed to accept either additional debentures or shares of our common stock as payment.

At September 30, 2008, we had cash and cash equivalents totaling $494,355. In the nine months ended September 30, 2008, cash increased by $257,360. Uses of cash during the nine months ended September 30, 2008 included $578,678 of net cash used in operations.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2008 was primarily the result of our net loss of $(7,444,098). Net loss for the nine months ended September 30, 2008 was adjusted for non-cash items such as amortization of debt discount and deferred financing costs, loss on certain registration rights agreements we signed that resulted from our failure to timely register the securities that were the subject of the agreements, as more fully discussed at Note 6 of our financial statements, depreciation and amortization, shares issued for penalties, interest and services and compensation expense from the issuance of stock options. Other changes in working capital accounts include decreases in accounts receivables, prepaid expenses and deferred processing fees, increases in accounts payable and accrued expenses and deferred revenue as a result of an increase in the sales of our new products. Net cash used in operating activities during the nine months ended September 30, 2007 was primarily the result of our net loss of $(3,732,941).

Historically, our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers. During the nine months ended September 30, 2008, we did not make any significant changes to our payment terms for our customers, which are generally credit card based.

An increase in accounts payable and accrued expenses provided cash in the amount of $1,964,988. Our operating cash flows, including increases in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors. We typically pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the nine months ended September 30, 2008, we did not make any significant changes to the timing of payments to our vendors, although expenses related to technology development and financing activities caused an increase in this category.

Our working capital deficit at September 30, 2008, defined as current assets minus current liabilities, was approximately $(7.2) million as compared to a working capital deficit of approximately $(1.9) million at December 31, 2007. The decrease in working capital of approximately $5.3 million from December 31, 2007 to September 30, 2008 was primarily attributable to an increase in accounts payable resulting from an increase in advertising spending, an increase in deferred revenue due to the corresponding increase in revenue received that is being deferred over the life of the software licenses, and the reclassification of our Debentures as a current liability based on their due date of September 12, 2009.

We expect to meet our obligations through December 2008. However, we cannot predict whether our evolution from a marketing-focused software publisher to a developer of a suite of Internet security products will be successful or what the effect on our business might be from the competitive environment in which we operate. We continue to manage our operating costs and expect to continue to reduce the rate at which we use cash for operations. We are currently attempting to raise cash through the sale of debt and equity securities although there is no guarantee that we will be successful in doing so. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future. If we are unable to secure financing, we may be required to severely curtail, or even to cease, our operations.

Investing Activities

No cash was used in investing activities during the nine months ended September 30, 2008. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to our hiring of employees and the rate of change in computer hardware and software used in our business. Net cash used in investing activities during the nine months ended September 30, 2007 was used for the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2008 was provided to us primarily from the proceeds, in the amount of $1,042,743, that we received from the sale of our securities net of placement fees and $160,000 received from a note payable. These were offset by payments of $189,000 on our 7.41% Notes, repayment of the $160,000 note payable and payments of $17,705 on capital lease obligations. Net cash provided by financing activities during the nine months ended September 30, 2007 was provided to us primarily from the proceeds, in the amount of $650,000, that we received from the issuance of our 7.41% Notes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4T.	CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 18, 2007 we began an offering of units. Each unit consisted of 25,000 shares of our common stock and a five year warrant to purchase 18,750 shares of our common stock at an exercise price of $1.25 per share. The purchase price is $25,000 per unit. During the three months ended September 30, 2008, we raised $580,500 through this offering by issuing 580,500 shares of common stock and warrants to purchase 435,375 shares of common stock. We relied on section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

On July 15, 2008, we entered into a consulting agreement with Frontier Capital Partners L.L.C. (“Frontier”) pursuant to which Frontier agreed to provide investor relations and other business advisory services. The agreement term was 3 months, but the agreement could be terminated by either party upon 5 days written notice. The agreement also includes provisions allowing immediate termination in the event of dissolution, bankruptcy or insolvency and for cause. We agreed to issue to Frontier 125,000 shares of our restricted common stock as compensation for these services. 75,000 of these shares, valued at $81,000, were issued immediately (upon execution of the agreement) and are deemed to be a non-refundable retainer. The remaining 50,000 shares, valued at $63,000, were issued 46 days after execution of the agreement. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising.

On August 6, 2008 certain holders of our 7.41% Notes converted their notes plus accrued interest and penalties into 509,648 shares of our common stock and 382,230 warrants. The conversion was executed under a most favored nation provision in the securities purchase agreement and the noteholders converted on the same term as the offering described above. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

In August 2008, certain holders of our Debentures converted $300,000 in principal amount and $15,468 of accrued interest, along with accrued liquidated damages and penalty interest into 315,468 shares of common stock at $1.00 per share and 86,601 warrants to purchase shares of our common stock at $1.25 per share. We relied on section 3(9) of the Securities Act of 1933 for the conversion of the principal and interest, inasmuch as the exchange was made by our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. We relied on section 4(2) of the Securities Act of 1933 to issue the securities for the liquidated damages and penalty interest inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

In September 2008, we issued $91,290 of additional 10% convertible debentures to holders of our Debentures for payment of accrued interest and liquidated damages. The 10% convertible debentures may be converted to our common stock at the rate of $0.85 per share. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

According to the terms of our Debentures, we are to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. To date, holders of the Debentures have agreed to accept our securities as payment of the interest obligation, in lieu of cash. We failed to make the interest payments that were due on January 1, April 1, July 1, and October 1, 2008, which total $282,459. We obtained waivers of these breaches from the holders of the Debentures and they agreed to accept either additional debentures or our securities as payment. Please see the discussion at Item 5 below.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On August 19, 2008 we entered into an Amended and Restated Consent and Waiver (the “August Agreement”) with the holders of at least 75% of the outstanding principal amount of our Debentures (the “Debenture Holders”). Pursuant to the August Agreement, the Debenture Holders waived the requirement that we file a second registration statement (as required by the Debentures and the Registration Rights Agreement signed in conjunction therewith) and waived all liquidated damages that accrued after December 19, 2007 as a result of that breach. Although the Debenture Holders did not waive the liquidated damages that accrued prior to December 19, 2007, which totaled $194,602.68, they waived the payment of the interest accrued on the liquidated damages. The August Agreement allows us to pay the liquidated damages, as well as the interest accrued on the Debentures which was to be paid on January 1, 2008, with our securities. Each holder may choose to accept either shares of our common stock having an agreed upon value of $0.85, or a debenture as payment. The debenture accrues interest at the rate of 10% per annum, has a maturity date 18 months from the date of issuance, and may be converted to common stock at the rate of $0.85 per share.

On September 22, 2008 we entered into another Amended and Restated Consent and Waiver (the “September Agreement”) with the Debenture Holders. The September Agreement allows us to pay the interest accrued on the Debentures, which was to be paid on April 1, July 1 and October 1, 2008 as well as accrued late fees with our securities. Each holder of a Debenture may choose to accept either shares of our common stock having an agreed upon value of $0.85 or a debenture. The debenture accrues interest at the rate of 10% per annum, has a maturity date 18 months from the date of issuance, and may be converted to common stock at the rate of $0.85 per share.

All of the shares of common stock that were issued in payment of these obligations and the shares of common stock that may be issued in the future if the debentures are converted have piggy-back registration rights.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Amended and Restated Consent and Waiver dated as of August 19, 2008*
10.2	Amended and Restated Consent and Waiver dated as of September 22, 2008*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*
_____________________________________
(1) Incorporated by reference from Form SB-2 File No. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

By:	/s/ Gary Guseinov
Date: November 14, 2008	Gary Guseinov, President and
Chief Executive Officer

By:	/s/ Michael Barrett
Date: November 14, 2008	Michael Barrett, Chief Financial Officer