Form 10-K
period 2008-12-31
CYBERDEFENDER CORP
filed 2009-03-31
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________
Commission file number               000-53475

CYBERDEFENDER CORPORATION

(Name of registrant in its charter)

California	65-1205833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

617 West 7th Street, Suite 401, Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (213) 689-8631

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $12,551,026.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 27, 2009 the number of shares of the registrant’s classes of common stock outstanding was 19,195,114.

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

CONTENTS

	Part IV

Item 15	Exhibits, Financial Statement Schedules	49

	Signatures and Certifications

	Financial Statements	F-1

Forward-Looking Statements

This report contains forward-looking statements throughout and in particular in the discussion at Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks, including those discussed in the risk factors set forth in Item 1A of this report, could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	our lack of capital and whether or not we will be able to raise capital when we need it;

•	changes in local, state or federal regulations that will adversely affect our business;

•	our ability to market and distribute or sell our products;

•	whether we will continue to receive the services of certain officers and directors;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

i

PART I

Item 1. Business

We were incorporated as Network Dynamics in California on August 29, 2003, and changed our name to CyberDefender Corporation (“the Company”, “we”, “us” or “our” in this report) on October 21, 2005. We are a provider of secure content management (“SCM”) software. Our mission is to bring to market advanced solutions to protect computer users against identity theft, Internet viruses, spyware and related security threats. Individuals who use personal computers make up our subscriber base, therefore we are not dependent on any single customer or on a few major customers. While our product is available for downloading from our website, which makes it available to anyone in the world, we do not have a significant customer base outside of the United States.

Our business was originally built around the sale of a single product, our CyberDefender Anti-spyware. During the period from our founding through 2004, our primary focus was on marketing and selling this product. In 2005, we acquired certain assets from Unionway International, LLC, an entity controlled by Mr. Bing Liu, one of our directors and a consultant. Among these assets was software that formed the basis for our proprietary Collaborative Internet Security Network, which we refer to as the “CISN” or the “earlyNETWORK™”.

On November 20, 2006, we stopped engaging in new sales of our product, CyberDefender Anti-Spyware 2006 (although we still continue to support the product and will continue upgrading it), and we began providing a suite of Internet security products called CyberDefender Early Detection Center V2.0, which is also provided as CyberDefender FREE V2.0.

We offer CyberDefender FREE V2.0 as a free download in an ad-supported version and CyberDefender Early Detection Center V2.0, without ads, in exchange for the payment of a licensing fee. There is no trial period and no monthly or annual fee to pay for using CyberDefender FREE V2.0. Instead, we receive payment from the advertisers, typically at the end of each month. Subscribers who choose CyberDefender Early Detection Center pay for the license fees via credit card. The annual subscription rate for this version of the security suite ranges from $12.99 to $94.46, depending on the number of licenses bundled, the term of the license and the marketing and distribution channels that we use. In addition to our core products above, CyberDefender markets CyberDefender Registry Cleaner V1.0, CyberDefenderCOMPLETE and CyberDefenderULTIMATE, CyberDefender Identity Protection Service and MyIdentityDefender browser toolbar. We distribute our software via the internet and on computer disk.

Once our CyberDefender Early Detection Center V2.0 or CyberDefender FREE V2.0 suite of security products is downloaded, the subscriber becomes a part of our earlyNETWORK™. We believe that the earlyNETWORK™ provides a unique approach to updating personal computer security. We have developed the earlyNETWORK™ based on certain technology principles commonly found in a peer-to-peer network infrastructure. A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network. Therefore, as system demands increase, so does the system’s capacity. Our earlyNETWORK™ is designed to reduce the lag time between the identification of a new security threat by our Early Alert Center and notification to the personal computers that are part of the earlyNETWORK™. The peer-to-peer network infrastructure allows us to provide a fluid, distributed system for alerts and updates, and to incorporate a universal threat definition system. This approach is different and, we believe, significantly faster than traditional Internet security companies that provide manual, broadcast-updated threat management systems.

Our earlyNETWORK™ is an adaptive network of machines that defends automatically against a wide spectrum of software attacks and provides users with proprietary automated processes that rapidly identify and quarantine both known and emerging threats. Our customers obtain access to the earlyNETWORK™ by downloading and installing our security suite (CyberDefender Early Detection Center V2.0 or CyberDefender FREE V2.0) or the MyIdentidyDefender toolbar, discussed below. As additional users are added to well-managed peer networks, the networks work better. The same is true of our collaborative security network. With more clients, threats are picked up faster and updates occur faster as well, because users of our software find peers more easily than they could an update server. Users of our software who cannot connect with other users will always be able to fall back on the CyberDefender Alert Server which is the central source for threat analysis and notification.

The nature of current SCMs, which assume a single point of threat capture, a cumbersome threat analysis system and an intermittent update system, creates a “coverage gap” which can delay alerts on important new infectious attacks for 12 hours or more. However, our proprietary technology quickly distributes threat updates to all computers that are part of the earlyNETWORK™. Other SCMs send updates in a scheduled batch. For example, our system for generating threat reports, the Early Alert Center, first reported the Sasser.E virus at 11:52 p.m. on May 7, 2004. This was one to two days before other SCM software vendors announced their discoveries of the same virus. We believe we are the first to provide threat updates in this manner.

Using the earlyNETWORK™ infrastructure instead of relying on expensive bandwidth for mass updates means that our updates are relayed securely throughout the earlyNETWORK™ using each local user’s bandwidth. There is no need to wait for a scheduled update – updates are simply sent to the entire network in approximately one hour as opposed to 12 hours for a conventional network. The network responds quickly to new threats because it enlists all the machines in the earlyNETWORK™ to act as listening posts for new threats. Our solution works well with existing security software and can operate as an additional layer of security on a desktop.

Industry Background

Secure Content Management (SCM) Market

According to a report issued by BCC Research, which was published in January 2006, the global Internet security market is expected to rise at an average annual growth rate (AAGR) of 16.0%, reaching $58 billion by 2010. The high growth rate is attributed to a higher demand for strong security solutions in market verticals such as government installations, financial services, and healthcare. Firewall and content management currently account for a majority share of the market. However, the increasing need to counter “zero-day” attacks, that is, viruses or other exploits that take advantage of a newly discovered vulnerability in a program or operating system before the software developer becomes aware of the vulnerability or fixes it, along with the increasing popularity of “defense-in-depth” strategies, wherein coordinated uses of multiple security countermeasures are used to protect the integrity of information assets, will bring unified threat management solutions to the forefront.

Currently, the U.S. and Europe account for a major portion of the Internet security market. However, the market for Internet security is expected to grow significantly in the Asia Pacific regions, especially China and India. Increased e-commerce in these regions and a simultaneously growing security consciousness is expected to drive the market in these areas.

Three specific product areas comprise SCM:

Antivirus software identifies and/or eliminates harmful software and macros by scanning hard drives, email attachments, disks, Web pages and other types of electronic traffic, for example, instant messaging and short message service (“SMS”), for any known or potential viruses, malicious code, trojans or spyware.

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

SCM Growth Drivers

Viruses, worms and spyware are serious threats facing businesses and consumers today because these programs can be used to steal personal information, enable identity theft, damage or destroy information stored on a computer and cause damage to legitimate software, network performance and productivity. These types of malicious programs are introduced to computers in a number of ways, including, but not limited to:

•	poor browser security as most browsers today are full of security holes that are exploited by hackers and criminals;

•	growing use of the Internet and e-mail as a business tool and preferred communication channel;

•	increased use of mobile devices to access key data;

•	continued rapid increases in spam as the majority of spam sent today originates from zombie machines remotely controlled by spammers;

•	explosive growth in spyware causing theft of confidential information, loss of employee productivity, consumption of large amounts of bandwidth, damage to desktops and a spike in help desk calls; and

•	flaws in operating systems that contribute to the wide range of current Internet security threats, particularly if users do not update their computers with patches.

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

Inability to Catch all Viruses and Malicious Content – Current threat analysis systems are not capable of detecting all malicious codes. With current security networks, software alone cannot detect unknown attacks – human involvement is required. Not only are threats not detected, but threats that are detected are resolved untimely due to intermittent update systems delaying user alerts.

Costly Updating - Most antispyware and antivirus software providers use a client-server network infrastructure to distribute new spyware and virus definitions. Such solutions are expensive to maintain because they rely on intensive data centers and networks to deliver updates, thereby using a significant amount of bandwidth, which is expensive to obtain. Also, vendors cannot afford to send threat updates continuously and therefore are slow to distribute them. In fact, many software vendors provide updates on a scheduled basis, rather than as the updates are needed. This may leave the PC vulnerable since threats propagate without a schedule, and therefore a PC which was updated on Monday may be effectively infected on Tuesday.

Every consumer or business using any networked device needs to have some form of Internet security. We provide consumers and business users with a platform of products and services designed to protect against various types of security attacks.

CyberDefender Technology

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

We have addressed these shortcomings by developing the earlyNETWORKTM to detect, analyze and quarantine new security threats. The earlyNETWORKTM is not a conventional peer-to-peer network because the Alert Server is a required checkpoint for all client activities, thus assuring the integrity of the network. The earlyNETWORKTM is a controlled publishing network that leverages the power of distributed bandwidth. Each client has a controlled role in relaying the threat updates to as many as 20 clients, thus allowing continuous release of threat updates.

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

As there is a wide set of possible attacks that do not qualify as viruses, our AppHunter is supplemented by a team of human technicians who classify threats that rank below 5 in severity. Threat definitions are added as quickly as possible to our definition database, which is then updated to our users via our earlyNETWORKTM. We continually make changes to our technology to make sure that we address as many security concerns as possible.

We believe that our earlyNETWORKTM may be the only network today that distributes information securely between the individual personal computer users who have installed our software, which we have sometimes referred to as “peers” in this discussion.

Using our peer-to-peer technology, our CyberDefender Alert Server notifies users of our software who, in turn, notify up to 20 other users in an ever-widening circle. This distributed notification process frees up the Alert Server to deal with incoming alerts from clients that have encountered unexpected behavior, and makes the network truly responsive and “in tune” with its users. Because the cost of updating using the earlyNETWORKTM is very small, Alert Server can send out updates as fast as threats are confirmed, resulting in better security coverage. In general, from the time the first client has picked up the new threat to the updating of the network, about an hour passes. We believe that this process occurs roughly ten times faster than the updating of any other competitive system.

Proprietary Technology Overview

The following is a description of our proprietary technologies:

1. Threat Protection Network V1.0 / V2.0 (“TPN”)

Sophisticated threat analysis platform which utilizes CyberDefenders proprietary threat analysis engine and updating technology.

A patent application covering this technology, serial number 11/234,531 was filed on September 22, 2005.

2. Secure Peer to Peer Network V1.2/V2.0

Dynamic secure peer to peer network which utilizes cloud computing and various proprietary security protocols in order to update PCs against new threats.

A patent application covering this technology, serial number 11/234,868, was filed on September 22, 2005.

3. CyberHunter V1.0

A proprietary web crawling technology which identitifes and collects malware information found on the web and reports it to the TPN.

4. CyberDefender Early Detection Center V2.0

Windows PC Internet security suite designed to protect consumers and small businesses against viruses, spyware, spam and phishing attacks.

5. Web Access Protection – CyberDefender MyIdentityDefender V1.0/V1.5

Proprietary anti-phishing and web access protection technology designed for Windows Internet Explorer and Windows FireFox browsers.

6. CyberDefender Gladiator V1.0

A free tool designed to remove specific malware files from Windows PCs.

Future Technology Projects

The following products are currently in the planning or development stages. We cannot guarantee that any of the following products will be successfully developed and marketed.

1. CyberDefender Real-time World Threat Map

A website dedicated to informing subscribers about emerging threats worldwide. Threat data will be provided by TPN. By utilizing Google Maps or other mapping technologies, this platform will provide real time updates via web or wireless devices. Targeted users will be ISPs and security professionals.

2. CyberDefender Real-time Threat Feed

Scheduled for release in 2010 this service will provide real-time threat data feeds to other Internet security providers and ISPs.

3. CyberDefender Reputation Management Platform V1.0

A business and consumer reputation management system designed to inform and protect online reputation. This product is scheduled for Alpha release in 2009.

4. CyberDefender Mobile Security Platform

Scheduled for Alpha release in 2010, this will be a consumer-based all-in-one security suite for the Apple iPhone, Microsoft Windows mobile, Google Andriod and Nokia Smartphone platforms which will allow them to utilize the power of TPN2 and SPN2.

Products

CyberDefender Early Detection Center V2.0

Early Detection Center V2.0 is a Windows PC Internet security suite designed to protect consumers against spyware, viruses, phishing attacks and spam. CyberDefender Early Detection Center utilizes the earlyNETWORK and retails from $12.99 to $49.99 per single PC user per year. Early subscription includes unlimited threat definition updates.

CyberDefender FREE V2.0

FREE V2.0 has the same technology features as the CyberDefender Early Detection Center V2.0. This version is offered free to consumers and is supported by impeded banner advertising. Users can upgrade to the non ad supported version (CyberDefender Early Detection Center V2.0) for $12.99 to $49.99. Users will receive unlimited updates as long as the product is available by CyberDefender.

CyberDefender Registry Cleaner V1.0

Registry Cleaner V1.0 is Windows PC optimization software designed to improve performance and speed up PC speed. CyberDefender Registry Cleaner V1.0 fixes common Windows registry errors and is offered to consumers for $9.95 to $29.95 for 1 year subscription. Users will receive unlimited updates during the 12 month subscription.

CyberDefender FamilyPak

The FamilyPak offers the same technology as CyberDefender Early Detection Center V2.0. Designed for families with multiple PCs or small businesses running multiple PCs, it is offered at $29.95 to $49.95 per year for a 12 month subscription.

MyIdentityDefender V1.0

A free Windows Internet Explorer browser plug in designed to protect users against phishing attacks and dangerous websites, this product is offered for free and generates revenue through an imbedded search engine powered by InfoSpace.

CyberDefenderCOMPLETE

CyberDefenderCOMPLETE provides live premium tech-on-call service which offers a one-time resolution for any malware related PC problem. Service is offered from $99.95 to $149.99 per incident.

CyberDefenderULTIMATE

CyberDefenderULTIMATE provides unlimited live premium tech-on-call service 24 hours per day and 7 days per week for assistance with the resolution of any technology problem. The service is offered for $199.99 to $299.99 per user per year.

CyberDefender Identity Protection Service

This is an identity protection service offering users basic ID protection features and a $25,000 identity theft insurance policy. This product is offered at $9.95 to $14.95 per month.

CyberDefender Identity Protection Service with Credit Monitoring

This version of the CyberDefender Identity Protection Services includes credit monitoring. This product is offered at $19.95 to $29.95 per month.

Growth Strategy

Our plan is to continue to grow our business by continuing to purchase effective online advertising and by recruiting new customers and renewing subscriptions from our current customers. Approximately 50% of our customers renew their subscriptions to our products year over year. We believe that as the number of our customers grows, this renewal stream will be compounded.
By optimizing price points and adding new products, we believe that we will achieve a higher revenue per user per year and a higher lifetime value. We will continue to optimize our advertising spending in order to achieve higher profitability.

In addition to the above, we believe that our recently signed contract with Guthy-Renker, as detailed below, will help us market our product effectively utilizing radio and television advertising. Considering the large scale of available TV and radio media, we believe that this relationship with Guthy-Renker could be very significant to CyberDefender.

On March 24, 2009 we entered into a Media and Marketing Services Agreement with GR Match, LLC (“GRM”). Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote our products and services and will purchase media time on our behalf. During the term of the agreement, which is to continue until August 31, 2010, subject to certain rights of termination, GRM will be the exclusive provider of all media purchasing and direct response production services. On August 22, 2009, assuming that the agreement has not been terminated, we will appoint a representative of GRM to our board of directors. This director will continue to serve throughout the term of the agreement and for so long as GRM owns shares of our common stock or the right to purchase shares of our common stock which constitute at least 5% of our issued and outstanding common stock.

We are to provide a monthly budget to GRM for media placement. GRM will purchase the media and invoice us for the cost plus 2.5% in overhead expenses incurred in connection with providing the media placement services. As security for the payment of the media costs and overhead, we have agreed to grant to GRM a security interest and lien in any proceeds held in a merchant services account we will establish with Lidle Merchant Services. The purpose of the merchant services account is to collect the proceeds from sales made as a result of the media campaigns. These sales will be made through websites we will establish that will be exclusively used to receive and process orders of our products from customers who respond to the media campaign (“direct response websites”).

As compensation for GRM’s services, we have agreed to issue a warrant for the purchase of 1,000,000 shares of our common stock. The term of the warrant will be 5 years and the exercise price will be $1.25 per share. This warrant will have both cash and cashless exercise provisions. This warrant will replace a warrant issued to GRM in November 2008. We will also issue to GRM a second 5 year warrant which will also be for the purchase of 1,000,000 shares of our common stock at a price of $1.25 per share. This warrant may be exercised only for cash. Finally, we have agreed to issue to GRM a 5 year warrant for the purchase of 8,000,000 shares of our common stock at an exercise price of $1.25 per share. This warrant may be exercised only with cash. This warrant will be subject to vesting as follows: for each $2 of media placement costs advanced by GRM on our behalf, the right to purchase one share of our common stock will vest. If GRM terminates the agreement due to a breach by us in our performance or as a result of our discontinuance, dissolution, liquidation, winding up or insolvency, or if we terminate the agreement for any reason, any unexpired and unvested rights of GRM to purchase shares of our common stock pursuant to the agreement will immediately vest.

If the average closing price of our common stock as reported by Bloomberg LP for the 20 trading days preceeding January 1, 2010 is not at least $3.00 per share or if our common stock is not publicly traded on any stock exchange or over-the-counter market as of December 31, 2009, then we shall be required to pay a monthly royalty to GRM. The royalty will be equal to 20% of gross renewal revenue, which is defined as the aggregate gross revenue, net of refunds and chargebacks, earned by us as a result of renewals and/or re-orders of our products by our customers who both (i) became customers during the period commencing on March 1, 2009 and ending upon the earlier of (A) the termination date of the agreement or (B) the date following January 1, 2010 when the average closing price of our common stock as reported by Bloomberg LP for the 20 trading days preceding that date was at least $5.00 per share and (ii) initially purchased any of our products from any direct response websites. Our obligation to pay these royalties will survive the expiration of termination of the agreement.

The agreement may be terminated by either us or GRM in the following events:

•	if there is a breach or default in performance of any obligation, unless the breach or default is cured with 15 business days following receipt of written notice from the non-breaching party;

•	upon the discontinuance, dissolution, liquidation or winding up of the other party’s business or the insolvency of the other party; or

•	by either party for any reason by giving the other party written notice of the termination at least 30 days prior to the effective date of termination.

After May 30, 2009, GRM may terminate the agreement upon 5 days written notice to us in the event that the average media placement costs for any 3 consecutive months during the term are less than $250,000 per month.

If we breach our payment obligations under the agreement and fail to cure the breach within 15 days after receiving notice from GRM, then the number of warrant shares which would otherwise vest during the month of the delinquent payment will automatically double and GRM will have the right to enforce its security interest in the merchant services account. If we breach our payment obligation more than 3 times, we will not be entitled to cure the breach and GRM will be entitled to enforce its rights and remedies under the agreement.

If the agreement is terminated by GRM prior to the expiration of the term because of our breach, our discontinuance, dissolution, liquidation, winding up or insolvency or because our average media placement costs for any 3 consecutive months during the term are less than $250,000, or if we terminate the agreement upon notice, then, if we propose to procure media purchasing services from a third party which are similar to the services provided by GRM under the agreement, we will notify GRM of the terms of such engagement. GRM will have a period of 15 days to elect to provide the services on the same terms.

Revenue Model

We earn revenues from the sale of our products. We license CyberDefender Early Detection Center software for $12.99 to $49.99 for one year of service. This price includes technical support related to the basic software installation, software updates and definition updates. After one year of service, customers have the option to renew the service. Users are notified when a subscription is due to expire and what the cost will be to continue the subscription. In September 2007, we launched CyberDefenderULTIMATE and CyberDefenderCOMPLETE which we sell for $99.95 to $299.99 per year. By promoting our newer products and increasing the amount of money spent on advertising, the number of licenses sold, gross sales and the average dollar per sale during the year ended December 31, 2008 increased significantly. In addition, we are also offering CyberDefender Registry Cleaner and CyberDefender Identity Protection Service to all of the customers who purchase CyberDefender Early Detection Center. The total number of licenses sold for all products during the period increased from 1,043 in January 2008 to 25,086 in December 2008, gross sales receipts increased from $38,791 in January 2008 to $1,265,459 in December 2008 and the average dollars per sale increased from $37.19 in January 2008 to a high of $52.49 in October 2008 and an average of approximately $49.00 per month from February through December 2008. We expect this trend to continue, although we cannot guarantee that it will do so.

We also generate advertising revenue from CyberDefenderFREE 2.0 and MyIdentityDefender V1.0. Since November 2006, we began generating revenue from advertising by showing users of our CyberDefender FREE V2.0 software small banners inside the user interface, showing text links to third party products and/or getting paid by search engine companies whenever individuals use our MyIdentityDefender Toolbar. Our goal is to maximize our advertising revenue by increasing the number of CyberDefender FREE 2.0 and MyIdentityDefender toolbar users. Individuals who use these free products also contribute to the earlyNETWORKTM since they create additional “nodes” or peers, which allow for faster threat updates.

On occasion, we also offer to our software users, both paying and non-paying, other subscription services such as identity theft protection and consumer credit management.

Retail Sales

In September 2008, we signed an agreement with a marketing partner, Allianex Corporation, which will give us an opportunity to sell our products through over 200,000 retail locations worldwide. We have not yet started delivering our products via this retail channel and we anticipate finalizing the distribution terms in 2009 which will allow us to start these deliveries.

Customers

Our primary customers are consumers who use home computers that use the Windows operating systems. Our customers reside primarily in the United States. The number of our customers fluctuates due to the fact that, while we gain new customers on a daily basis, existing customers can cancel or may not renew their subscriptions.

Marketing and Sales

We market our products to computer users through the use of Internet marketing and our e-commerce website. We plan to make our products available to customers through channels that include retailers, distributors, direct marketers, Internet-based resellers, original equipment manufacturers (OEMs), and Internet service providers. In October 2008, we signed a contract with Maxtek Distributing Inc. which is currently marketing our products through an online retailer, NEWEGG.com. In addition, we have an ongoing contract with DDNI Corporation which is currently in the process of launching our product through Lenovo Computers. Current and future marketing opportunities include TV advertising, search engine optimization, international marketing, co-marketing with distributors and resellers, marketing through the use of a CyberDefender web browser security toolbar and participation in trade and computer shows and user group conferences.

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

Intellectual Property

Our software is proprietary and we make every attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws and restrictions on disclosure.

On September 22, 2005 we filed two applications with the US Patent and Trademark Office for final patents. The application titles and serial numbers are “Threat Protection Network” – Application No. 11/234,531 and “System for Distributing Information Using a Secure Peer to Peer Network” – Application No. 11/234,868.

On September 21, 2005 we submitted an application to the US Patent and Trademark Office for the registration of our name, CyberDefender, on the principal register. The mark was registered on the principal register on March 13, 2007 as number 3217137. On November 19, 2008 we filed an application with the US Patent and Trademark Office for registration of the mark, CyberDefender Registry Cleaner, which is a mark used on our downloadable software program used to clean and repair an operating system registry. We also own a registered mark consisting of the @ symbol inside a star.

We may also license intellectual property from third parties for use in our products and, in the future, we may license our technology to third parties. We face a number of risks relating to intellectual property, including unauthorized use and copying of our software solutions. Litigation may be necessary to enforce our intellectual property rights or to protect trade secrets or trademarks rights.

Employees

We currently employ 35 full time employees and 3 independent contractors. Our employees are segmented by the following functions: executive management, research and development, information technology, marketing and sales, customer service and call center, and finance and administration.

Government Regulation and Probability of Affecting Business

The development of our products is generally not subject to government regulation. However, laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Internet and adversely affect the demand for our products or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email and spyware. Other laws and regulations may be adopted in the future. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Discussion about important operational risks that our business encounters can be found in Item 1 and in Item 7 of this report, as well as in the discussion below.

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

We were incorporated in the State of California as Network Dynamics in August 2003 and have limited historical financial data upon which to base planned operating expenses or to accurately forecast our future operating results. We have a limited operating history which makes it difficult to evaluate our performance. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history. These risks include uncertainty as to whether we will be able to:

•	increase revenues from sales of our suite of Internet security products;

•	successfully protect our earlyNetwork™ from all security attacks;

•	successfully protect personal computers or networks against all Internet threats;

•	respond effectively to competitive pressures;

•	protect our intellectual property rights;

•	continue to develop and upgrade our technology; and

•	continue to renew our customers’ subscriptions to current and future products.

We incurred net losses for our last three fiscal years. We are not certain that our operations will ever be profitable.

We incurred a net loss of $5,507,600 for the fiscal year ended December 31, 2006, a net loss of $5,866,123 for the fiscal year ended December 31, 2007 and a net loss of $11,251,772 for the fiscal year ended December 31, 2008. We can provide no assurance as to when, or if, we will be profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

As of December 31, 2008 we had approximately $779,000 in cash. In order to meet our financial obligations and continue our business development for a period of 12 months, we will need an additional $2-5 million. We do not have a commitment for this financing.

We have no committed sources of additional capital. We have been funding our operations and capital expenditures from limited cash flow from operations, our cash on hand and the proceeds from the offerings of our debt and equity securities. As of December 31, 2008 we had approximately $779,000 in cash. Aside from the revenues we generate from our products, we will need approximately $2-5 million in additional funds to continue our operations for the next 12 months, pursue business opportunities (such as expansion of our marketing efforts and customer service activities or the development of new products or services), react to unforeseen difficulties or respond to competitive pressures. This does not include funds we may need by September 12, 2009 to repay $729,679 in aggregate principal amount of our 10% Secured Convertible Debentures and 10% Convertible Debentures, or to repay $1,200,000 in aggregate principal amount of our 11 month 10% Convertible Debentures issued between November 13, 2008 and January 28, 2009, to the extent the same are not converted to common stock before such date. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available or is not available on acceptable terms, we may be unable to continue our operations. If we choose to raise additional funds through the issuance of equity securities, our existing equity security holders may experience significant dilution of their ownership interests, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

We may be unable to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have generated a net loss of $11,251,772 and realized a negative cash flow from operating activities of $1,080,302 for the year ended December 31, 2008. At this date, we had negative working capital of $7,848,539. At December 31, 2008 we had an accumulated deficit of $25,812,724. Stockholders deficit was $8,032,180 at December 31, 2008.

Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to control and possibly reduce our expenses, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

We market our products through search engines (for example, Google, Yahoo! and MSN), e-mail and banner advertising and affiliate marketing. If we fail to market our products effectively, our sales could decline and our results of operations would be adversely affected.

We market our products and related services over the Internet, primarily through space purchased from Internet-based marketers and search engines. Currently we drive traffic to our website by spending approximately 92% of our advertising budget on pay-per-click advertising on Google, Yahoo!, WebMetro and MSN. While the amount that we spend on this advertising varies on a daily basis, in general approximately 58% of our advertising budget is spent on pay-per-click advertising through Google, 22% through Yahoo!, 7% through WebMetro and 5% through MSN. If Internet advertising fails to perform as we anticipate, our sales could decline and the cost of the advertising, per click, would increase. This could have a material, adverse effect on our results of operations.

We face intense competition from other providers of Internet security software. If we cannot offer consumers a reason to use our software instead of the software marketed by our competitors, our business and the results of our operations will be adversely affected.

We have many competitors in the markets for our products. Our competitors include software companies that offer products that directly compete with our products or that bundle their software products with Internet security software offered by another company. End-user customers may prefer purchasing Internet security software that is manufactured by the same company that provides its other software programs because of greater product breadth offered by the company, perceived advantages in price, technical support, compatibility or other issues.

Some of our competitors include WebRoot Software, Kaspersky Labs and Sunbelt Software. Many of our competitors, such as TrendMicro, McAfee and Norton have greater brand name recognition and financial, technical, sales, marketing and other resources than we do and consequently may have an ability to influence customers to purchase their products rather than ours. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we may face additional sources of competition in the future.

We rely on the services of QResolve to provide tech-on-call services. If we were to lose the services of QResolve, this portion of our business could be disrupted.

For an annual fee, CyberDefenderULTIMATE™ provides year round tech-on-call services for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE™ provides one time anti-malware tech-on-call services for a subscriber’s computer. These tech-on-call services are provided by QResolve, a business partner. If we lose our working relationship with QResolve and are unable to replace it with an equally competent tech-on-call service provider at competitive pricing, or if the quality of QResolve’s services deteriorates for any reason, our ability to service customers may suffer and our revenues from CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™ could be adversely affected. We would also be required to spend a significant amount of time and effort to find and train a new service provider, which would take management’s attention away from the day-to-day operations of our business. We could also be required to file a legal action to recover money paid in advance for services that were never provided. This could have a material adverse effect on our business and results of operations.

If we are unable to develop and maintain new and enhanced Internet security or identity protection products and services to meet emerging industry standards, our operating results could be adversely affected.

Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring and introducing new products, product updates and services on a timely basis. For example, in September 2007, we launched CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™. These are enhanced versions of our Internet security software. Also, in November 2008, we released CyberDefender Registry Cleaner™. The CyberDefender Registry Cleaner™ eliminates clutter and junk that builds up within a computer's registry due to the installation and removal of programs, deletion and creation of files and cached records from Web surfing. The success of our business depends on our ability to keep pace with technological developments and emerging industry standards. We intend to commit a portion of our resources to developing new applications for threat research and new security applications for Web 2.0 and social networking environments. However, if we are unable to successfully develop such products or if we develop these products but demand for them does not materialize or occurs more slowly than we expect, we will have expended resources (such as personnel and equipment) and capital without realizing sufficient revenue to recover these costs, and our operating results could be adversely affected.

If we fail to adapt our technologies to new Internet technologies, we could lose customers and key technology partners. This would have a material adverse effect on our revenues, our business and the results of our operations.

Internet technology is constantly evolving to make the user's experience easier and more comprehensive. Our products use Internet technologies. We must constantly monitor new technologies and adapt our technologies to them as appropriate. If we fail to keep our products compatible with the latest Internet technologies, they may not perform adequately and we may lose not only our customers, but those suppliers and partners whose Internet technologies support our products. The loss of our customers or our suppliers and partners would have a material adverse effect on our revenues, our business and the results of our operations.

Because of the constant development of new or improved products in the software industry, we must continually update our products or create new products to keep pace with the latest advances. While we do our best to test these products prior to their release, they may nevertheless contain significant errors and failures, which could adversely affect our operating results.

With the introduction of Vista, the most recent operating system from Microsoft, and constant changes in the software industry as new standards and processes emerge, we are required to continually update our suite of Internet security products. While we do our best to test these products prior to their release, due to the speed with which we are required to release new or updated products to remain competitive, they could be released with errors or they may fail altogether. These errors or failures may put the users of our software at risk because their computers will not be adequately protected against spyware, viruses, spam or phishing attacks. We try to reduce this risk by constantly upgrading our software and by working closely with the creators of the operating platforms, particularly Microsoft, to make sure that our software works with the operating platform. However, if our existing suite of Internet security products and our future products fail to perform adequately or fail entirely, our operating results could be adversely affected.

Our ability to effectively recruit and retain qualified officers and directors could be adversely affected if we experience difficulty in maintaining directors' and officers' liability insurance.

We may be unable to maintain insurance as a public company on terms affordable to us to cover liability for claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our business.

Loss of any of our key management personnel, particularly Gary Guseinov, could negatively impact our business and the value of our common stock.

Our ability to execute our business strategy will depend on the skills, experience and performance of key members of our management team. We depend heavily on the services of Gary Guseinov, our Chief Executive Officer, Igor Barash, our Chief Information Officer and Secretary, Kevin Harris, our Chief Financial Officer, and Bing Liu, a director and formerly our Chief Software Architect. We believe that the skills of Mr. Guseinov would be particularly difficult to replace. We have long-term employment agreements with Gary Guseinov and Kevin Harris. We have entered into an employment agreement with Mr. Barash, but it is “at-will” and does not preclude him from leaving us. We have an independent contractor agreement with Mr. Liu that ends on March 31, 2009. While Mr. Barash and Mr. Liu continue to provide services to us, we have no guarantee that they will continue to do so for any particular period of time.

If we lose members of our key management personnel, we may be forced to expend significant time and money in the pursuit of replacements, which could result in both a delay in the implementation of our business plan and the diversion of limited working capital. We cannot assure you that we will find satisfactory replacements for these key management personnel at all, or on terms that are not unduly expensive or burdensome to our company. We do not maintain key man insurance policies on any of our key officers or employees.

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

Our business is the development and distribution of software. If we do not protect our proprietary information and prevent third parties from unauthorized use of our technology, our business could be harmed.

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

As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, which could include patent, copyright and trademark infringement claims. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation;

•	divert management’s attention from our core business;

•	require us to stop selling, delay providing or redesign our product; and

•	require us to pay monetary amounts as damages or for royalty or licensing arrangements.

Risks Related to Ownership of Our Securities

The holders of our 10% Secured Convertible Debentures have a security interest in all of our assets. If we were to default in any of our obligations under these secured debentures, the holders could foreclose on their security interest and our securities could become worthless.

We have outstanding $496,368 in aggregate principal amount of our 10% Secured Convertible Debentures at the time of this filing. The payment of these secured debentures is secured with all of our assets. If we were to default in any of our obligations under these secured debentures, the holders of these securities could foreclose the security interest, take our assets and sell or otherwise dispose of them. If that were to happen, we may not be able to continue our business and our securities would become worthless.

Holders of our 10% Secured Convertible Debentures and unsecured 10% Convertible Debentures have anti-dilution rights that are triggered by a disposition of our common stock at a price per share that is lower than the applicable conversion price of the debt securities or the volume weighted average price of our common stock on the date of such disposition. These rights are not available to the holders of our common stock. If future issuances of our common stock trigger the anti-dilution rights, your investment in our common stock would be diluted to the extent such convertible debentures are converted.

Holders of $496,368 in aggregate principal amount of our 10% Secured Convertible Debentures may convert the outstanding principal amount and accrued interest thereon into common stock at a conversion price of $1.00 per share. If all of our 10% Secured Convertible Debentures were converted into common stock, we would be required to issue an additional 496,368 shares. In addition, we have issued $440,784 in aggregate principal amount of our unsecured 10% Convertible Debentures to satisfy unpaid interest and liquidated damages accrued on our 10% Secured Convertible Debentures of which $233,311 remain outstanding as of the date of this filing. The holders of our unsecured 10% Convertible Debentures will have the right to convert the outstanding principal amount and accrued interest thereon into common stock at a conversion price of $0.85 per share. If all of our unsecured 10% Convertible Debentures were converted into common stock, we would be required to issue approximately 274,484 additional shares. If, during the time that any of our convertible debentures are outstanding, we sell or grant any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sell or grant any right to re-price our securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock at a price per share that is lower than the applicable conversion price of the debentures (which, for purposes of this discussion will be designated as the “Base Conversion Price”) or that is higher than the Base Conversion Price but lower than the volume weighted average price of the common stock on the date of such disposition, then the conversion price of the debentures will be reduced.

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

A reduction in the conversion price resulting from any of the foregoing would allow our convertible debenture holders to receive more shares of common stock than they would otherwise be entitled to receive. In that case, other holders of our common stock would be diluted to a greater extent than they would be if no adjustment to the conversion price were required.

Holders of our 10% Convertible Promissory Notes have anti-dilution rights that are triggered by a disposition of our common stock at a price per share that is lower than the conversion price of such notes. These rights are not available to the holders of our common stock. If future issuances of our common stock trigger the anti-dilution rights, an investment in our common stock would be diluted to the extent such convertible notes are converted.

Holders of $1,200,000 in aggregate principal amount of our 10% Convertible Promissory Notes may convert the outstanding principal amount and accrued interest thereon into common stock at a conversion price of $1.25 per share. If all of our 10% Convertible Promissory Notes were converted into common stock, we would be required to issue an additional 960,000 shares. If, during the time that any of our 10% Convertible Promissory Notes are outstanding, we sell or grant any option to purchase (other than options issued to our employees, officers, directors and consultants), or sell or grant any right to re-price our securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock at a price per share that is lower than the conversion price of these notes (which, for purposes of this discussion will be designated as the “Base Conversion Price”), then the conversion price of the debentures will be reduced according to the following weighted average formula: the conversion price will be multiplied by a fraction the denominator of which will be the number of shares of common stock outstanding on the date of the issuance plus the number of additional shares of common stock offered for purchase and the numerator of which will be the number of shares of common stock outstanding on the date of such issuance plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at the conversion price. A reduction in the conversion price resulting from the foregoing would allow the holders of our 10% Convertible Promissory Notes to receive more shares of common stock than they would otherwise be entitled to receive. In that case, other holders of our common stock would be diluted to a greater extent than they would be if no adjustment to the conversion price were required.

Investors who purchased units of our securities, consisting of common stock and warrants to purchase common stock, from October 2007 through August 2008, have anti-dilution rights with respect to the shares of common stock issued in the unit offering. These rights are not available to other holders of our common stock. If future issuances of our common stock trigger these anti-dilution rights, holders of our common stock would have their investments diluted.

The security holders who purchased our units consisting of shares of our common stock and warrants to purchase shares of our common stock have anti-dilution rights. In the event that we sell common stock for less than $1.00 per share or issue securities convertible into or exercisable for common stock at a conversion price or exercise price less than $1.00 per share (a “Dilutive Issuance”), then we are required to issue a number of additional shares of common stock to each unit purchaser, without additional consideration. The number of additional shares to be issued will be equal to the product of the purchaser’s subscription amount multiplied by a fraction, the numerator of which is the number of shares of common stock sold and issued at the closing of such Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of such Dilutive Issuance would purchase at $1.00 per share, and the denominator of which is the number of shares of common stock issued and outstanding on the date of such Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of such Dilutive Issuance. In this case, other holders of our common stock would be diluted to a greater extent than they would be if the anti-dilution provision were not triggered.

Our common stock began to be quoted on the OTC Bulletin Board on August 2, 2007. We cannot assure you that an active public trading market for our common stock will develop or be sustained. Even if an active market develops, it may not be possible to sell shares of our common stock in a timely manner.

While our common stock began to be quoted on the OTC Bulletin Board on August 2, 2007, to date an active trading market has not developed and we cannot guarantee you that an active trading market will ever develop. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and may be reluctant to follow a relatively unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, even though our common stock is quoted on the OTC Bulletin Board, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Because an active trading market may not develop, it may not be possible to sell shares of our common stock in a timely manner.

Our common stock is considered a “penny stock”. The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase transaction costs to sell those shares.

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

Our executive officers and directors, along with their friends and family, own or control approximately 42% of our issued and outstanding common stock, which may limit the ability of our non-management shareholders, whether acting alone or together, to influence our management. Additionally, this concentration of ownership could discourage or prevent a potential takeover that might otherwise result in our shareholders receiving a premium over the market price for our common stock.

Approximately 46% of the issued and outstanding shares of our common stock is owned and controlled by a group of insiders, including current directors and executive officers and their friends and family. Mr. Gary Guseinov, our Chief Executive Officer and President, owns 38% of our issued and outstanding common stock. Such concentrated control may adversely affect the price of our common stock. These insiders may be able to control matters requiring approval by our shareholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions that require shareholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Our non-management shareholders may have no effective voice in our management.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock.

Item 2. Properties

Our corporate office is located at 617 West 7th Street, Suite 401, Los Angeles, California. We hold the premises under the terms of a lease that was signed on October 19, 2007. The monthly rent for the initial 12 month period was $10,670, with increases of 3% per year thereafter through 2013. Aside from the monthly rent, we are required to pay our share of the “Common Operating Expenses”, which are all costs and expenses (including property taxes) incurred by the landlord with respect to the operation, maintenance, protection, repair and replacement of the building in which the premises are located and the parcel of land on which the building is located. We occupy approximately 4,742 square feet of office space, or approximately 2.47% of the building.

During the 2008 fiscal year, we determined that the premises described above would not be adequate for our needs for the next 12 months. Subsequent to year end, we expanded into approximately 2,395 square feet of additional office space at our current location as we negotiate expanded contiguous office space on the 9th floor of the building.

Item 3. Legal Proceedings

On June 16, 2006, we were named as a defendant in a civil complaint filed with the United States District Court, Central District of California. The action is entitled, Wellbourne Limited, a Seychelles corporation vs. 2Checkout.com Inc., a Delaware corporation; and CyberDefender Corporation, a California Corporation. We recorded a liability of $102,000 when the services were rendered. On March 14, 2007, we entered into a settlement agreement with Wellbourne Limited. The terms of the settlement agreement require us to pay Wellbourne Limited the sum of $55,000. At December 31, 2007 we had paid $50,000 towards the settlement. At December 31, 2008, we owed no amounts on this claim.

On September 18, 2007, a former employee of the Company alleged that the Company owed him approximately $50,000 in additional pay and demanded payment. The Company settled the lawsuit on June 3, 2008 and has complied with all of the payment terms as of December 31, 2008. No amounts remain due at December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable. No matters have been submitted to a vote of security holders during the fourth quarter of our fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On August 2, 2007 our common stock was approved for quotation on the OTC Bulletin Board under the symbol “CYDE”. As of March 27, 2009 we have 19,195,114 shares of common stock issued and outstanding and we have approximately122 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

The following table sets forth, for the periods indicated, the high and low bid information per share of our common stock as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	PERIOD	HIGH	LOW

Fiscal Year Ended December 31, 2008	First Quarter	$1.06	$0.61
	Second Quarter	$2.00	$0.63
	Third Quarter	$1.77	$0.75
	Fourth Quarter	$1.40	$0.70

Fiscal Year Ended December 31, 2007	First Quarter	(1)	(1)
	Second Quarter	(1)	(1)
	Third Quarter	$0.90	$0.90
	Fourth Quarter	$0.48	$1.56
(1) Our common stock did not trade during the first and second quarters of the 2007 fiscal year.  Our common stock began to trade on August 2, 2007.

Dividends

We anticipate that any future earnings will be retained for the development of our business and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

For information relating to unregistered securities that were sold during the three months ended December 31, 2008, please see our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on November 18, 2008 and our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on December 5, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors has adopted, and our shareholders have approved, two equity incentive plans for directors, officers, consultants and employees.  The CyberDefender Corporation 2005 Equity Incentive Plan (sometimes referred to as the 2005 Stock Option Plan) was adopted by our directors and approved by our shareholders on December 31, 2004 and includes 780,797 shares of our authorized common stock.  As of December 31, 2008 there were two awards covering a total of 276,107 shares of our common stock outstanding under this plan.  The CyberDefender Corporation 2006 Equity Incentive Plan was adopted by our board of directors and approved by our shareholders on October 30, 2006 and includes 1,175,000 shares of our authorized common stock.  As of December 31, 2008 there were thirty-four awards covering a total of 1,167,977 shares of our common stock outstanding under this plan.

The following table illustrates information about the securities issued from these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)
	(a)	(b)	(c)

Shareholder Approved(1)	1,444,084	$0.83	511,713

Non-Shareholder
Approved	N/A	N/A	N/A
(1) Includes the CyberDefender Corporation 2005 Equity Incentive Plan (also known as the CyberDefender Corporation 2005 Stock Option Plan) and the CyberDefender Corporation 2006 Equity Incentive Plan.

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

Overview

We are a provider of secure content management software based in Los Angeles, California.  We develop and license security software.  Our mission is to bring to market advanced solutions to protect computer users against identity theft, Internet viruses, spyware and related security threats.

We have developed a Collaborative Internet Security Network, which we refer to as the “CISN” or the “earlyNETWORK™”, which is based on certain technology principles commonly found in a peer-to-peer network infrastructure.  A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network.  This means that when a threat is detected from a computer that is part of the earlyNETWORK™, the threat is relayed to our Early Alert Center.  The Early Alert Center tests, grades and ranks the threat, automatically generates definition and signature files based on the threat, and relays this information to the Alert Server, in some cases after a human verification step.  The Alert Server will relay the information it receives from the Early Alert Center to other machines in the earlyNETWORK™, and each machine that receives the information will, in turn, relay it to other machines that are part of the earlyNETWORK™.  This protocol allows us to rapidly distribute alerts and updates regarding potentially damaging viruses, e-mails and other threats to members of the earlyNETWORK™, without regard for the cost of the bandwidth involved.  Because cost is not a factor, updates can be continuous, making our approach significantly faster than the client/server protocols used by traditional Internet security companies that provide manual broadcast-updated threat management systems.  Computer users join the earlyNETWORK™ simply by downloading and installing our software.

Historically, our revenues were derived from subscriptions to our software.  We sold one product, CyberDefender Anti-Spyware 2006, at a price of $39.99, which included the initial download and one year of updates.  The license to use the software was renewed annually, also at $39.99, with incentives for early renewals.  On November 20, 2006 we stopped licensing this product to new subscribers (although we continue to support and upgrade it for existing users).  We now offer CyberDefender Early Detection Center V2.0 and CyberDefender Free V2.0, as well as upgrades to these products.  CyberDefender Early Detection Center V2.0 and CyberDefender Free V2.0 are complete Internet security suites that protect home computer users against spam, spyware, viruses and scams.  The software programs are identical but are distributed in one of two ways.  If the subscriber chooses the free version (CyberDefender Free V2.0), he will receive the software with advertising banners in it.  If the subscriber does not wish to receive the advertising, he may pay to purchase a license for CyberDefender Early Detection Center V2.0.  The annual licensing fee can be as low as $12.99 or as high as $49.99, depending on the marketing and distribution channels that we use.

Additionally on September 27, 2007, we announced the launch of CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™.  These are enhanced versions of our security software.  For an annual fee, CyberDefenderULTIMATE™ provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE™ provides year-round unlimited anti-malware support for a subscriber’s computer with a one time live technical support call.  These new security suites also include 2 gigabytes of online backup.  These products are sold for $99.99 to $299.99 per year.  We also offer a free Internet security toolbar called MyIdentityDefender (“MyID”).  MyID is free to use and generates revenue through search advertising. On November 20, 2008, the Company announced the launch of CyberDefender Registry Cleaner™.  The CyberDefender Registry Cleaner™ eliminates clutter and junk that builds up within a computer's registry due to the installation and removal of programs, deletion and creation of files and cached records from Web surfing.  The annual subscription rate ranges from $9.95 to $29.95, depending on the marketing or distribution channels we use.

In the past, we acquired new users primarily with an online direct purchase offer.  The offer, to scan a computer for spyware and then pay for removal of the spyware found, was broadcast in e-mails, banners and search ads.  We are now partnering with other businesses, such as those providing search engine marketing services and distribution services, for the purpose of generating new users of our software.  These new partnerships will offer additional avenues for distribution of our products and are mainly revenue sharing partnerships, whereby our partner retains a portion of the revenue for every item sold.  This allows us to incrementally increase revenue while not incurring additional marketing and advertising expenses.

The following table summarizes our revenue for the sale of our products during each quarter of the two most recently completed fiscal years.  Sales include renewals of our CyberDefender Anti-Spyware 2006 product, as well as sales of our CyberDefender Early Detection Center V2.0, CyberDefenderULTIMATE™, CyberDefenderCOMPLETE™ and CyberDefender Registry Cleaner™ products and advertising revenue derived from our CyberDefender FREE V2.0 product and our MyID toolbar.

Quarter Ended	Sales
1-Mar-07	$666,136
30-Jun-07	$628,443
30-Sep-07	$544,956
31-Dec-07	$380,619
Fiscal Year 2007 Totals	$2,220,154

31-Mar-08	$475,046
30-Jun-08	$742,862
30-Sep-08	$1,202,715
31-Dec-08	$2,467,136
Fiscal Year 2008 Totals	$4,887,759

CyberDefender Early Detection Center V2.0 is typically offered to consumers on a trial basis whereby the consumer downloads a limited version of the software from the Internet.  Using the trial version, consumers scan their computer for threats and then have the option to upgrade to a fully featured version of the software for a fee.  Typically, the trial version is limited to a simple security scan. Once upgraded, users are able to remove the threats from their PCs.

CyberDefenderFREE is offered to consumers at no cost.  CyberDefenderFREE generates revenue through banner advertisements and upgrades.    There is no trial period for using CyberDefender FREE V2.0 software.  Once a subscriber downloads the software, it is his to keep and we receive payment from the advertisers.  If the subscriber chooses, he may pay for an annual subscription to CyberDefender Early Detection Center V2.0 without advertising.  In this way, we will generate revenues from either the advertiser or the subscriber.  This business model allows any computer user to obtain protection against Internet threats, regardless of his ability to pay.  We made this change because we believe that the advertising revenue we may receive, in conjunction with the licensing fees we receive, could be substantial.  We obtain the ads from ad networks, which are plentiful.  Ad networks provide advertising for a website and share advertiser revenue each time the website visitors click on the ads.  During the month that the ads are displayed on a subscriber’s computer, revenues will be earned from the ad networks each time an ad is shown (per impression) or when an ad is clicked (per click) or for each action taken by the subscriber after he clicks on the ad and visits to the advertiser’s website (per action).

While we were developing CyberDefender Early Detection Center/CyberDefender FREE 2.0, we slowed down our efforts in marketing our CyberDefender Anti-Spyware 2006 software so that we could devote more of our financial resources to the development of our new product.  The expense of turning our business from a marketer of a single software product into a developer of a suite of Internet security products exceeded our revenues.  During this period, our new user marketing was restricted to experimental activities.  Therefore, as and when we needed cash, we sold our securities.  To date, we have received $5,120,000 from the sale of our convertible debt securities, $800,000 from the sale of our 7.41% Original Issue Discount Notes, $160,000 from the issuance of a note payable to a shareholder and $1,810,000 from the sale of units consisting of our common stock and warrants.

We are continuing to roll-out our CyberDefender Early Detection Center V2.0/CyberDefender FREE V2.0, CyberDefenderULTIMATE™, CyberDefenderCOMPLETE™ and CyberDefender Registry Cleaner™ products and, to date, revenues we receive from advertising or from those who license the products have not been adequate to support our operations.  We expect that our expenses will continue to exceed our revenues for at least the next three to six months.  We currently have enough cash to fund our operations through June 2009.  In order to fund our operations beyond that date, we will be required to borrow money or to find other sources of financing.  We do not have any commitments for financing at this time and we cannot guarantee that we will be able to find financing when we need it.  If we are unable to find financing when we need it we may be required to curtail, or even to cease, our operations.

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

Revenue recognition.  We recognize revenue from the sale of software licenses under the guidance of SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SEC Staff Accounting Bulletin (“SAB”) 104.

Specifically, we recognize revenues from our CyberDefender Anti-Spyware 2006, CyberDefender Early Detection Center, CyberDefenderULTIMATE™, CyberDefenderCOMPLETE™ and CyberDefender Registry Cleaner products when all of the following conditions for revenue recognition are met:

•	persuasive evidence of an arrangement exists,

•	the product or service has been delivered,

•	the fee is fixed or determinable, and

•	collection of the resulting receivable is reasonably assured.

We currently sell five products, CyberDefender Early Detection Center (“EDC”), CyberDefenderULTIMATE™, CyberDefenderCOMPLETE™, CyberDefender Registry Cleaner™ and CyberDefender Identity Protection Service, over the Internet.  We also offer a backup CD-ROM of the EDC software for an additional fee.  CyberDefenderCOMPLETE™ offers customers one-time technical support and a license for EDC, while CyberDefenderULTIMATE™ offers customers unlimited technical support for a specified period and a license for EDC.  Customers order the product and simultaneously provide their credit card information to us.  Upon receipt of authorization from the credit card issuer, we provide technical support if the customer purchased CyberDefenderULTIMATE™ or CyberDefenderCOMPLETE™ and a license allowing the customer to download EDC over the Internet.  As part of the sales price, we provide renewable product support and content updates, which are separate components of product licenses and sales.  Term licenses allow customers to use our products and receive product support coverage and content updates for a specified period, generally twelve months.  We invoice for product support, content updates and term licenses at the beginning of the term.  These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements.  EDC and CyberDefenderULTIMATE™ are in substance a subscription and the entire fee is deferred and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49.  Revenue is recognized immediately for the sale of the backup CD-ROM, the license of CyberDefender Registry Cleaner™ and for the portion of the sale of CyberDefenderCOMPLETE™ that relates to the one-time technical support as we believe that VSOE of fair value exists for all elements delivered.

We use a third party service provider for the technical support services provided as part of our CyberDefenderCOMPLETE™ and CyberDefenderULTIMATE™ products.  The costs associated with this service are deferred and expensed over the same period as the related revenue. We also use third parties to sell our software and therefore we evaluate the criteria of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions.  We are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, establish product specifications, and have the risk of loss as it relates to cargo losses.  Accordingly, our revenue is recorded on a gross basis.

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

Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs after a customer is automatically charged for a renewal license and subsequently, within 30 days of renewal, decides not to continue using the license or the credit card processed for renewal is no longer valid.  The third party processor of renewal sales is usually notified within 30 days by a customer that the customer no longer wishes to license our product.  The third party processor reduces the amounts due to us as a result of any chargebacks during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the rebilling event and are recorded prior to closing the previous month’s accounting records.  As stated in our revenue recognition policy, revenue is deferred and recognized ratably over the term of the arrangement.

In November 2006 we launched CyberDefender FREE 2.0, which is free to the subscriber.  We earn revenue from advertising networks and search engine providers that pay us for displaying the advertiser’s advertisements inside the software and from search results generated by our users.  Advertising revenue is recognized when earned.

Customers are permitted to return our software products (CyberDefender Early Detection Center and CyberDefender Registry Cleaner™) within 30 days from the date of purchase.  During the fiscal years ended December 31, 2008 and December 31, 2007, we did not accrue any sum for product returns or chargebacks as such returns and chargebacks are identified within the first 30 days of sale and are charged against our gross sales in the month that they occur.  Our net revenue, including returns and chargebacks for each period, are deferred and recognized ratably over a 12 month period according to our revenue recognition policy.

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

Contractual Obligations

We are committed under the following contractual obligations:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt obligations	$3,287,754	$3,287,754	$—	$—	$—
Capital lease obligations	$46,979	$28,930	$16,200	$6,185	$—
Operating lease obligations	$710,918	$166,185	$333,548	$211,183	$—

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

Trends, Events and Uncertainties

As described above in the discussion of revenue recognition, we receive payment upon the sale of our products and defer the revenue over the life of the license agreement, which is generally one year.  We have disclosed in the table below the total number of licenses sold (net of returns and chargebacks) and gross dollar sales (net of returns and chargebacks) before deferral for the 12 month period covered by this report.

	Total # of Licenses	% Change	Gross Sales $	% Change	Avg. $ Sale	% Change
January 2008	1,043	-	$38,791	-	$37.19	-
February 2008	1,695	62.5%	$67,040	72.8%	$39.55	6.3%
March 2008	2,761	62.9%	$110,190	64.4%	$39.91	0.9%
April 2008	4,811	74.2%	$225,306	104.5%	$46.83	17.3%
May 2008	7,503	56.0%	$352,269	56.4%	$46.95	0.3%
June 2008	8,634	15.1%	$403,970	14.7%	$46.79	-0.3%
July 2008	14,207	64.5%	$711,236	76.1%	$50.06	7.0%
August 2008	18,458	29.9%	$928,789	30.6%	$50.32	0.5%
September 2008	17,358	-6.0%	$866,509	-6.7%	$49.92	-0.8%
October 2008	18,908	8.9%	$992,526	14.5%	$52.49	5.2%
November 2008	28,663	51.6%	$1,342,556	35.3%	$46.84	-10.8%
December 2008	25,086	-12.5%	$1,265,459	-5.7%	$50.44	7.7%

The table above indicates an upward trend in the number of licenses sold and the average dollar sale through November 2008.  During the month of December, we lowered our customer acquisitions costs/advertising spent by 14% from November 2008 in an effort to optimize our product offering and to increase overall gross profit margins. The general upward trend is a result of our focus on promoting our new products that were released in late 2007 and an increase in the amount of money spent on advertising, as discussed below.  We cannot guarantee that this upward trend will continue, even with increased spending on advertising, or that the margins will remain beneficial to us.  The table above does not include advertising revenue.

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2008 Compared to the Fiscal Year Ended December 31, 2007

Revenue

Total revenue was $4,887,759 for the fiscal year ended December 31, 2008 as compared to total revenue of $2,220,154 for the fiscal year ended December 31, 2007, an increase of $2,667,605 or approximately 120%.  This increase in total revenue was due primarily to the increase in new product sales. There was a corresponding increase in advertising, as described below.

Cost of Sales

Total cost of sales increased by $587,326, or approximately 327%, to $767,115 during the fiscal year ended December 31, 2008, as compared to $179,789 in incurred during the fiscal year ended December 31, 2007. This increase is due primarily to the increase in sales of our technical support service products and to the increase in sales of the CD-ROMs that backup our EDC software.

Operating Expenses

Total operating expenses increased by $8,217,229, or approximately 185%, to $12,668,742 during the fiscal year ended December 31, 2008, as compared to $4,451,513 in operating expenses incurred during the fiscal year ended December 31, 2007.  Operating expenses include advertising, product development, selling, general and administrative expense, the value of equity issued for consulting services, and depreciation and amortization.  A detailed explanation of the increase in operating expenses is provided in the discussion below.

Advertising

Advertising costs are comprised primarily of media and channel fees, including online advertising and related functional resources.  Media and channel fees fluctuate by channel and are higher for the direct online consumer market than for the OEM, reseller and SMB markets.  Advertising expenses increased by $6,491,598, or approximately1,056%, from $614,857 during the fiscal year ended December 31, 2007 to $7,106,455 during the fiscal year ended December 31, 2008.  This increase was primarily due to the launch of our new products and our decision to use advertising as a customer acquisition strategy. During the fiscal year ended December 31, 2008 and 2007, four vendors accounted for approximately 92% and 47% of our advertising expenses, respectively.

Product Development

Product development expenses are primarily comprised of research and development costs associated with the continued development of our products.  Product development expenses decreased by $7,548, from $537,558 during the fiscal year ended December 31, 2007 to $530,010 during the fiscal year ended December 31, 2008.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of salaries, commissions, rent, stock based compensation and professional fees.

Selling, general and administrative expenses increased by $529,180, from $3,198,073 during the fiscal year ended December 31, 2007 to $3,727,253 during the fiscal year ended December 31, 2008.  The increase is primarily attributable to an increase in outside services of approximately $296,000, mainly public relations and investor relations, an increase in legal expenses of approximately $85,000 relating to the preparation of public filings and the consents and waivers that were signed by holders of our 10% Secured Convertible Debentures, and an increase of approximately $287,000 in credit card fees due to the increase in sales.  These increases were partially offset by a decrease in salaries of approximately $139,000 due to outsourcing.

Investor relations and other related consulting

Investor relations and other related consulting increased by $788,545 from $477,071 during the fiscal year ended December 31, 2007 to $1,265,616 during the fiscal year ended December 31, 2008. The increase is primarily related to an increased amount of investor relations services in the current year.

Interest expense

Interest expense decreased by $401,493, from $2,887,827 in the fiscal year ended December 31, 2007 to $2,486,334 in the fiscal year ended December 31, 2008.  The decrease in interest expense was primarily due to a decrease of approximately $252,000 in the amortization of deferred financing costs and a decrease of approximately $149,000 in interest associated with our debt which has decreased in the current year.

Public company costs

We expect to incur increased professional fees for audit, legal and investor relations services, and for insurance costs as a result of being a public company.  We also anticipate that we may be required to hire additional accounting personnel as a public company.

Liquidity and Capital Resources

In November 2006 we changed our operating strategy by deciding to introduce a suite of security products instead of just a single product.  Eventually, we also changed the way in which our core product was offered to consumers.  Rather than licensing the product and collecting a license fee, we offered consumers a choice.  They could download the product for free, so long as advertising by third parties was included in the product.  Alternatively, consumers could purchase a license for the product and the product would be free of advertising.  Our advertising revenues are earned each time an ad is shown (per impression) or when an ad is clicked (per click) or for each action taken by the consumer after he clicks on the ad and visits to the advertiser’s website (per action).  This change in our business resulted in a significant decrease in our revenues from 2006 to 2007 since we stopped selling our CyberDefender AntiSpyware 2006 product while we developed and rolled-out our new products.  We launched two of our new products in late 2007 and subsequently our revenues have been increasing on a quarterly basis since January 2008, however our expenses still exceed our revenues.

To help with our cash flow, we occasionally sell our debt or equity securities.  We currently have outstanding $1,929,679 in principal amount of debt securities.  Of this amount, $496,368 represents the outstanding principal amount of our 10% Secured Convertible Debentures.  According to the terms of these debentures, we are to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due.  To date, holders of these debentures have agreed to accept our securities as payment of the interest obligation, in lieu of cash, but they are not required to do this and we have no assurance that they will continue to do so.  We also sold a total of $1,200,000 in principal amount of 10% Convertible Promissory Notes from November 2008 to January 2009.  Unless converted into shares of our common stock, principal and accrued interest will be due and payable in October to December 2009.

At December 31, 2008, we had cash and cash equivalents totaling $779,071.  In the fiscal year ended December 31, 2008, we generated positive cash flows of $542,077.  Cash provided/(used) during the fiscal year ended December 31, 2008 included:

Operating Activities

Net cash used in operating activities during the fiscal year ended December 31, 2008 was primarily the result of our net loss of $11,251,772.  Net loss for the fiscal year ended December 31, 2008 was adjusted for non-cash items such as amortization of debt discount of $1,322,379, a loss on registration rights agreement for the effect of partial liquidated damages of $216,540, compensation expense for vested stock options of $252,943 amortization of deferred financing fees of $702,061, shares issued for penalties and interest of $253,081, shares and warrants issued for services of $2,266,783 and depreciation and amortization of $39,408. Other changes in working capital accounts include an increase in prepaid and other assets of $667,593, an increase in deferred charges of $1,010,965, an increase in accounts payable and accrued expenses of $3,059,002 and an increase of $3,923,511 in deferred revenue resulting from higher new customer and renewal sales.

Historically, our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers.  In 2008 and 2007, we did not make any significant changes to our payment terms for our customers, which are generally credit card based.

The increase in cash related to accounts payable, accrued taxes and other liabilities was $3,059,002.  Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable.  We typically pay our vendors and service providers in accordance with invoice terms and conditions.  The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.  In the fiscal years ended December 31, 2008 and 2007, we did not make any significant changes to the timing of payments to our vendors, although our financing activities caused an increase in this category.

Our working capital deficit at December 31, 2008, defined as current assets minus current liabilities, was ($7.8) million as compared to a working capital deficit of ($1.9) million at December 31, 2007.  The decrease in working capital of approximately $5.9 million from December 31, 2007 to December 31, 2008 was primarily attributable to an increase in accounts payable and accrued expenses of approximately $2,750,000, an increase in deferred revenue of approximately $3,396,000 as a result of increased sales, an increase in the current portion of notes payable of approximately $1,716,000, an increase in cash of approximately $542,000, an increase in accounts receivable of approximately $185,000, an increase in prepaid expenses and other assets of approximately $667,000, an increase in deferred charges of approximately $771,000 and a decrease in deferred financing costs of approximately $273,000.

Investing Activities

Net cash used in investing activities during the fiscal year ended December 31, 2008 was approximately $2,000, which was used for property and equipment purchases.  We expect to continue to purchase property and equipment in the normal course of our business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes in computer hardware and software used in our business.  Net cash used in investing activities during the fiscal year ended December 31, 2007 was approximately $5,000 and also related to the purchase of property and equipment.

Financing Activities

Cash provided by financing activities during the fiscal year ended December 31, 2008 was primarily the result of issuances of notes payable totaling $954,300 and the sale of stock net of offering costs totaling $1,042,743.  Cash used in financing activities was primarily used for payment of notes payable totaling $349,000 and payments on capital lease obligations.  Cash provided by financing activities during the fiscal year ended December 31, 2007 was the result of issuing notes payable totaling $800,000 and the sale of stock totaling $654,500. Cash used in financing activities was primarily used for payments on capital lease obligations.

We expect to meet our obligations through June 2009.  However, we cannot predict whether our current growth as a developer of a suite of Internet security products will continue or what the effect on our business might be from the competitive environment in which we operate.  We continue to manage our operating costs and expect to continue to grow. We are currently attempting to raise cash through the sale of our equity securities although there is no guarantee that we will be successful in doing so.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future. If we are unable to secure financing, we may be required to severely curtail, or even to cease, our operations.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  We have generated a net loss of $11,251,772 and realized a negative cash flow from operating activities of $1,080,302 for the year ended December 31, 2008.  At this date, we had negative working capital of $7,848,539.  At December 31, 2008 we had an accumulated deficit of $25,812,724.  Stockholders deficit was $8,032,180 at December 31, 2008.

Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to control and possibly reduce our expenses, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable.  The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the Exchange Act, as of December 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2008.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors.

Name	Age	Position Held
Gary Guseinov	39	Chief Executive Officer, and Chairman of the Board of Directors
Kevin Harris	40	Chief Financial Officer and Director
Igor Barash	38	Chief Information Officer, Secretary and Director
Bing Liu	49	Director

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

Business Experience

Gary Guseinov is one of our co-founders and has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in August of 2003.  Mr. Guseinov has over 12 years of start-up business experience in the e-commerce sector in addition to direct marketing expertise.  In 1994, Mr. Guseinov rapidly grew Digital Media Concepts, a web development firm, by establishing business relationships with AT&T, Pacific Bell and British Petroleum.  In 1998, Digital Media Concepts merged with Synergy Ventures Inc., a marketing firm focusing on performance based Internet advertising.  By 1999, Mr. Guseinov developed the first Automated Media Planning System (“SynergyMPS”) and an email marketing platform capable of delivering over 1 billion email messages per month.  While at Synergy, Mr. Guseinov was responsible for acquiring such clients as Lucent Technologies, Wells Fargo Bank, Citibank, Chase, New Century Financial, JD Powers and Associates, Sears, GoToMyPC/Citrix and many other Fortune 1000 clients.  Under Mr. Guseinov’s management, Synergy was able to generate over $2 billion in revenues for its clients.  Mr. Guseinov earned his B.A. from the California State University at Northridge, School of Social and Behavioral Sciences.

Kevin Harris joined us as a financial consultant in October 2008 and became our Chief Financial Officer in January 2009 and a director in March 2009.  Mr. Harris is a Certified Public Accountant in the State of California with over fifteen years of financial, accounting and management experience.  From April 2004 to December 31, 2008, Mr. Harris served as the Chief Operating Officer of Statmon Technologies Corp., a publicly traded company, where he was also a financial advisor from 2002-2004.  From February 2001 to March 2004, Mr. Harris served as the Senior Vice President of Finance for RKO Pictures, LLC.  Prior to RKO, he was the Vice President – Finance and Controller for Pop.com, LLC, an Internet content joint venture among DreamWorks SKG, Imagine Entertainment and Vulcan Ventures.  From 1998 to 2000, Mr. Harris was the Director – Corporate Financial Planning at Metro-Goldwyn-Mayer Studios, Inc.  From 1995 to 1998, Mr. Harris was the Head of Production Finance and Assistant Controller at PolyGram Television where he oversaw all aspects of production finance, accounting and financial planning.  From 1993 to 1995, Mr. Harris was a Senior Auditor at KPMG Peat Marwick. Mr. Harris graduated with honors from the California State University at San Bernardino, earning his Bachelor of Science in Business Administration.  Mr. Harris serves as a board member and treasurer of Lollipop Theater Network, a 501c(3) non-profit organization.

Igor Barash is one of our co-founders and has served as our Chief Information Officer and as a director since our inception in August of 2003.  Mr. Barash has over 10 years of senior level management experience with tier one Internet service providers.  In 1997, Mr. Barash became one of the first employees of Hostpro, a Los Angeles based ISP.  With his extensive knowledge of the Internet based systems, servers, administration and development, Hostpro grew to become one of the largest hosting service providers in the world.  After Hostpro’s purchase by Micron PC, Mr. Barash took a key roll in Micron’s Internet services business, including developing value added features on enterprise level service models and participating as Micron’s representative to Microsoft.  Later, Mr. Barash became the technical due diligence leader during Micron’s procurement of other ISPs, and Mr. Barash delivered assessments of all companies in contention to be purchased and incorporated under the Micron umbrella.  In 1999, Mr. Barash was given the task of restructuring and incorporating WorldWide Hosting in Boca Raton, an acquisition he led.  Since January 2000, Mr. Barash has been operating his own consulting firm, supplying high level IT solutions and management services.  Mr. Barash earned his B.S. from the California State University at Northridge, School of Computer Science.

Bing Liu has served as our Chief Software Architect (first as an employee and now as an independent contractor) from January 2005 and as a director since October 2006.  Mr. Liu has worked in the software technology field for over 22 years.  Mr. Liu started his technology career in the U.S. in 1989.  In 1991, Mr. Liu founded Unionway International Corporation and developed the most popular Asian language software called AsianSuite.  AsianSuite is used by Wal-Mart, the U.S. Army, the Library of Congress and millions of consumers worldwide.  Mr. Liu also worked as Senior Software Architect for CyberMedia Corporation.  While at CyberMedia, Mr. Liu developed ActiveHelp technology, which was later integrated into FirstAID and GuardDog – popular software marketed to Microsoft Windows users.  In 1997, Mr. Liu was instrumental in selling CyberMedia to McAfee for over $200 million.  In 2001, Mr. Liu founded Cyber-Defender, an innovative Internet security company focusing on antivirus technology.  Cyber-Defender’s technology is based on a sophisticated secure adaptive peer network that we believe is far superior than any other competitive product on the market.  In January 2005, we acquired the software application Cyber-Defender.  Mr. Liu holds five different software patents in the U.S.  Mr. Liu also holds a Masters and Bachelors Degree in Computer Science from Tsinghua University, Beijing China.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission.  Executive officers, directors and more than 10% shareholders are required by regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2008, with the exception of the following:  Mr. Bing Liu reported on a Form 5 that he filed on February 18, 2009 that he had failed to report the partial exercise of an option on December 24, 2008.  Mr. Liu exercised the option to purchase 50,000 shares of common stock.  Mr. Liu also disclosed on the Form 5 that he had been granted an option to purchase 12,500 shares of our common stock on August 1, 2008.

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

Summary Compensation Table
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compen -sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gary Guseinov, Chief Executive Officer and President	2008	$225,000	(1)	$112,500	0	0		0	0	$14,024	$351,524
	2007	$225,000	(1)	$0	0	0		0	0	$13,757	$238,757

Ivan Ivankovich, former Consulting Chief Financial Officer	2008	$12,000	(2)	0	0	$0		0	0	0	$12,000
	2007	$132,000	(2)	0	0	$144,401	(6)	0	0	0	$276,401

Michael Barrett former Chief Financial Officer	2008	$55,000		0	0	$58,650	(7)	0	0	0	$113,650
	2007	0		0	0	0		0	0	0	0

Kevin Harris, Chief Financial Officer	2008	$13,750	(3)	0	0	$24,675	(7)	0	0	0	$38,425

Igor Barash, Chief Information Officer	2008	$137,500	(4)	0	0	0		0	0	$3,255	$140,755
	2007	$135,000	(4)	0	0	0		0	0	$3,201	$138,201

Bing Liu, Chief Software Architect	2008	$92,000	(5)	$12,000	0	$14,446	(7)	0	0	0	$118,446
	2007	$70,825	(5)	0	0	0		0	0	0	$70,825

(1) From March 19, 2005 through September 30, 2006, Mr. Guseinov’s base salary was $285,000.  As of October 1, 2006, Mr. Guseinov’s base salary has been set, pursuant to his employment agreement, at $225,000 per year.  While Mr. Guseinov’s employment agreement requires a matching contribution to a 401(k) plan in the amount of $2,500 per month and a life insurance policy the premium of which is no more than $3,000 per year, we have not provided either of these benefits to him.  In November 2006, in order to conserve cash, Mr. Guseinov agreed to defer payment of one-half of his base salary.  In 2007, compensation in the amount of $107,813 was deferred and has been accrued for Mr. Guseinov’s benefit.  In 2008, all deferred compensation from 2007 was paid to Mr. Guseinov.  In addition, of the $112,500 accrued as a 2008 bonus, only $41,000 was paid during 2008 and the balance of $71,500 was accrued at December 31, 2008.
(2) Mr. Ivankovich began providing consulting services to us on September 1, 2006.  Under the Consulting Agreement signed on that date, Mr. Ivankovich agreed to provide services to us on a 40% basis in exchange for $8,000 per month.  The Consulting Agreement was amended on October 30, 2006 and pursuant to the amendment, Mr. Ivankovich agreed to provide services to us on a half-time basis in exchange for $11,000 per month.  In October 2007, we signed another amendment to Mr. Ivankovich’s Consulting Agreement, pursuant to which we paid him $12,000 per month for his services.  Mr. Ivankovich separated from service on January 31, 2008.
(3) Mr. Harris rendered services to us during the 2008 fiscal year as a consultant.  The salary paid to him during the 2008 fiscal year was for the period that began on October 1, 2008. In 2009, he was appointed Chief Financial Officer.
(4) From March 19, 2005 through September 30, 2006, Mr. Barash’s base salary was $145,000.  As of October 1, 2006, Mr. Barash’s base salary has been set, pursuant to his employment agreement, at $135,000 per year.  In November 2006, in order to conserve cash, Mr. Barash agreed to defer payment of one-half of his base salary.  In 2007, compensation in the amount of $73,125 was deferred and has been accrued for Mr. Barash’s benefit.  In 2008, deferred compensation of $47,462 was paid to Mr. Barash.

(5) From January 2006 to September 2006, Mr. Liu’s annual salary was $165,000.  In September 2006 Mr. Liu’s annual salary was increased to $202,000.  In November 2006, in order to conserve cash, Mr. Liu agreed to defer payment of one-half his base salary.  Mr. Liu resigned as an employee in August 2007 and became an independent contractor thereafter.  In 2007, compensation in the amount of $63,281 was deferred and has been accrued for Mr. Liu’s benefit.  In 2008, deferred compensation of $45,163 was paid to Mr. Liu.
(6) For the assumptions used in calculating the value of this grant, please see Note 6 of our financial statements for the fiscal year ended December 31, 2007.
(7) For the assumptions used in calculating the value of this grant, please see Note 6 of our financial statements for the fiscal year ended December 31, 2008.

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

In setting the compensation for our officers our board of directors, which is currently comprised of Mr. Gary Guseinov, Mr. Igor Barash, Mr. Kevin Harris and Mr. Bing Liu, looked primarily at the person’s responsibilities, at salaries paid to others in businesses comparable to ours, at the person’s experience and at our ability to replace the individual.  We expect the salaries of our executive officers to remain relatively constant unless the person’s responsibilities are materially changed.

Bonuses are used to reward exceptional performance, either by the individual or by the company.  Bonuses are discretionary.  There is no single method of computing bonuses.  The board of directors may use any criteria to determine the amount of a bonus.  A bonus of $112,500 was accrued for Mr. Gary Guseinov and a bonus of $12,000 was accrued for Mr. Bing Liu in 2008. No bonuses were paid in 2007.

In 2007 and 2008 we granted restricted stock or options to purchase our common stock to Messrs. Liu, Ivankovich, Barrett and Harris.  We grant options or restricted stock because we believe that share ownership by our employees is an effective method to deliver superior shareholder returns by increasing the alignment between the interests of our employees and our shareholders.  No employee is required to own common stock in our company.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors.  With the exception of Mr. Bing Liu, who partially exercised an option and purchased 50,000 shares of our common stock, no options were exercised by our executive officers or directors during the last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Bing Liu	276,107	-0-	-0-	$0.0107	12/31/2009	-0-	-0-	-0-	-0-
Bing Liu	335,777	-0-	-0-	$1.00	12/31/2009	-0-	-0-	-0-	-0-
Bing Liu	12,500	-0-	-0-	$1.00	08/01/2018	-0-	-0-	-0-	-0-
Igor Barash	6,250	-0-	6,250	$1.00	12/11/2016	-0-	-0-	-0-	-0-
Michael Barrett	20,000	-0-	-0-	$1.00	2/1/2018	-0-	-0-	-0-	-0-
Michael Barrett	20,000	-0-	-0-	$1.00	4/1/2018	-0-	-0-	-0-	-0-
Michael Barrett	10,000	-0-	-0-	$1.30	8/1/2018	-0-	-0-	-0-	-0-
Michael Barrett	10,000	-0-	-0-	$1.00	10/1/2018	-0-	-0-	-0-	-0-
Michael Barrett	2,500	-0-	-0-	$1.20	12/1/2018	-0-	-0-	-0-	-0-
Kevin Harris	20,000	-0-	-0-	$1.00	10/1/2018	-0-	-0-	-0-	-0-

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

On September 1, 2003 we entered into an employment agreement with Igor Barash, our Chief Information Officer.  Mr. Barash is an “at-will” employee and we can terminate his employment at any time.  As compensation for the services he renders to us, Mr. Barash is paid the sum of $140,000 per year.  We reimburse Mr. Barash for reasonable business expenses.  Currently, Mr. Barash is entitled to 17 paid days of personal time and three sick days for each 12 months of employment.

On August 30, 2007 and again on March 4, 2008 we entered into Independent Contractor Agreements with Mr. Bing Liu pursuant to which Mr. Liu will continue to provide services to us as Chief Software Architect.  Complete descriptions of these agreements are included in the section of this report titled “Item 13. Certain Relationships and Related Transactions”.

On January 3, 2005 we entered into an Incentive Stock Option Agreement with Mr. Liu.  Pursuant to this agreement, Mr. Liu was granted the right to purchase 326,106 shares of our common stock at an exercise price of $0.0107 per share.  The right to purchase the shares was originally subject to vesting conditions, such as the length of Mr. Liu’s service and any sale of all of our assets.  On August 30, 2007, Mr. Liu resigned as an employee and began providing services to us as a consultant.  In accordance with the terms of his consulting agreement, the right to purchase all of the shares included in the Incentive Stock Option Agreement vested as of December 31, 2007.

We entered into three Independent Contractor Agreements with Michael Barrett, our former Chief Financial Officer.  Descriptions of these agreements are included in the section of this report titled “Item 13 - Certain Relationships and Related Transactions and Director Independence.”

During a transition period from October 1, 2008 until his appointment as our Chief Financial Officer, Mr. Kevin Harris served as a financial consultant to us, assisting Mr. Michael Barrett, our former Chief Financial Officer.  In addition to paying Mr. Harris $13,750 in cash compensation for his consulting services during this transition period, we granted Mr. Harris a 10-year option to purchase a total of 20,000 shares of our  common stock at an exercise price of $1.00 per share.

On March 24, 2009 our board of directors approved an employment agreement with Kevin Harris, our Chief Financial Officer and a director.  Pursuant to the employment agreement, Mr. Harris will provide services to us as our Chief Financial Officer through December 31, 2010, unless the employment agreement is terminated earlier pursuant to its terms.  We will pay Mr. Harris annual compensation at the rate of $190,000 per year for his services.  We also agreed to grant to Mr. Harris options to purchase 300,000 shares of our common stock, as described below.

The right to purchase 200,000 shares of common stock will vest as follows:  (i) the right to purchase 25,000 shares of common stock vested immediately upon execution of the employment agreement; (ii) the right to purchase 25,000 shares of common stock will vest on April 1, 2009; and the right to purchase the remaining 150,000 shares of common stock will vest in equal increments of 6,250 shares of common stock per month over a period of 24 months, starting with the effective date of the employment agreement which is January 1, 2009.  The term of the option is 10 years and the exercise price is $1.00 per share.

We have also provided quarterly performance goals to be met by Mr. Harris during the 2009 fiscal year.  If he is successful in meeting these goals, he will be able to earn a quarterly bonus consisting of $11,875 in cash and an option to purchase an additional 25,000 shares of common stock.  This option will also have a term of 10 years and an exercise price of $1.00 per share.  The right to purchase the shares will vest in equal increments over a period of 24 months.

The performance goals to be met by Mr. Harris during the 2010 fiscal year will be agreed to by us and Mr. Harris on or about January 1, 2010.

We have also agreed to pay for health and dental insurance for Mr. Harris and his family and to provide him with an automobile allowance of $750 per month.  Mr. Harris will also receive 4 weeks paid vacation.

Mr. Harris may terminate his employment upon giving us 30 days written notice of his termination.  We may terminate Mr. Harris’ employment for cause, in the event that a disability (as defined in the employment agreement) renders him unable to provide services to us and as a result of a Change of Control (as defined in the employment agreement).  Mr. Harris’ employment may also be terminated as a result of a “Constructive Termination” (as defined in the employment agreement).  If his employment is terminated as a result of a disability or Change of Control, or if we terminate his employment in our discretion but without cause, Mr. Harris will receive his monthly base salary for the lesser of 6 months or the remaining term of the employment agreement and we will continue to pay the premiums for his health and dental insurance for a period of 6 months (the “Post-Termination Benefits”).  If Mr. Harris’ employment is terminated as a result of a Constructive Termination that occurs on or after July 1, 2009, all stock option grants and conditional grants (such as the grant made in conjunction with the performance goals) will vest and Mr. Harris will receive the Post Termination Benefits.  If Mr. Harris’ employment is terminated as a result of a Constructive Termination that occurs prior to July 1, 2009, he will be entitled to receive 3 months salary as a severance benefit.  If Mr. Harris’ employment is terminated as a result of a Change of Control, aside from the Post-Termination Benefits, all stock option grants and conditional grants will vest.  In the event of termination for any reason, Mr. Harris will also be entitled to receive his accrued but unpaid salary, earned bonus compensation, vested stock options and vested benefits, such as accrued vacation pay.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our securities as of March 25, 2009 by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise stated, the address of our directors and executive officers is c/o CyberDefender Corporation, 617 West 7th Street, Suite 401, Los Angeles, California 90017.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission.  Under these rules, beneficial ownership generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934.  Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.  Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws.  As of March 27, 2009, there were 19,195,114 shares of common stock issued and outstanding.

Name of Director, Officer and Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock

Named Executive Officers and Directors:
Gary Guseinov, Chief Executive Officer and director	6,467,376		35.3%
Igor Barash, Chief Information Officer, Secretary and director	643,326	(2)	3.5%
Bing Liu, Chief Software Architect and director	1,466,227	(3)	7.7%
Michael Barrett, former Chief Financial Officer	62,500	(4)	0.3%
Kevin Harris, Chief Financial Officer	57,500	(5)	0.3%
ITU Ventures	1,819,382	(6)	9.6%

TOTAL	10,516,311		56.7%

All officers and directors as a group (5 persons)	8,696,929		46.8%

(1) The address for each of our officers and directors is 617 West 7th Street, Suite 401, Los Angeles, California 90017.
(2) This number includes the vested portion of an option to purchase 12,500 shares of our common stock that was approved by our board of directors on December 11, 2006.  The option exercise price is $1.00 per shares.  The option was granted from our 2006 Equity Incentive Plan.
(3) This number consists of 841,843 shares of common stock, an option to purchase 276,106 shares of our common stock that was granted from our 2005 Equity Incentive Plan, an option to purchase 335,777 shares of our common stock that was approved by our Board of Directors on November 2, 2006 and a option to purchase 12,500 shares of our common stock.  The option was granted from our 2006 Equity Incentive Plan.  The option exercise prices are $0.0107 per share, $1.00 per share and $1.00 per share, respectively.
(4) Mr. Barrett received an option to purchase 20,000 shares of our common stock on March 31, 2008 that was approved by the board of directors on March 31, 2008. Mr. Barrett received an option to purchase 20,000 shares of our common stock on April 16, 2008. Mr. Barrett received an option to purchase 10,000 shares of our common stock on August 1, 2008 that was approved by the board of directors on August 6, 2008. Mr. Barrett received an option to purchase 10,000 shares of our common stock on October 31, 2008. Mr. Barrett received an option to purchase 2,500 shares of our common stock on December 1, 2008.
 (5) Mr. Harris received an option to purchase 10,000 shares of our common stock on October 1, 2008, an option to purchase 5,000 shares of our common stock on November 1, 2008 and an option to purchase 5,000 shares of our common stock on December 1, 2008.  In January 2009, Mr. Harris received an option to purchase 200,000 shares of our common stock of which 37,500 had vested as of the above date.  The option exercise prices are $1.00 per share.
(6) This number represents 1,252,475 shares of common stock and 566,907 shares of common stock issuable upon the exercise of a common stock purchase warrant.  The address of ITU Ventures is 1900 Avenue of the Stars, Suite 2701, Los Angeles, California 90067.

Item 13. Certain Relationships and Related Transactions and Director Independence

Using the definition of “independent” as that term is defined under the rules of the NASDAQ Capital Market, we have determined that none of our three directors will qualify as an independent director.

Described below are certain transactions or series of transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

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

On September 1, 2006 Mr. Ivan Ivankovich signed an independent contractor agreement with us for part-time financial management and reporting services.  The term of the agreement was 90 days.  We were entitled to terminate the agreement at any time by giving Mr. Ivankovich 10 days written notice of termination or, upon a breach of the agreement, immediately by giving written notice to Mr. Ivankovich.  Mr. Ivankovich was entitled to terminate the agreement by giving us 30 days written notice of termination.  Pursuant to this agreement, Mr. Ivankovich received compensation in the amount of $8,000 per month through October 15, 2006.  The agreement was amended on October 15, 2006, January 12, 2007, April 24, 2007 and October 22, 2007.  Pursuant to the amendment dated April 24, 2007, Mr. Ivankovich’s salary was set at $9,000 per month through June 30, 2007, and on July 1, 2007 Mr. Ivankovich’s salary was increased to $12,000 per month.  By signing the amendment dated October 22, 2007, we extended the term of the Independent Contractor Agreement through January 31, 2008.  We also agreed to grant Mr. Ivankovich options to purchase 40,000 shares of our common stock.  The right to purchase the common stock vested in equal increments through January 31, 2008 with the right to purchase an initial 10,000 shares vesting as of October 1, 2007.  In exchange for this compensation, Mr. Ivankovich provided services to us for at least 20 hours per week.  The agreement expired on January 31, 2008 without renewal.  Mr. Ivankovich no longer provides services to us.

On October 30, 2006 we entered into Indemnification Agreements with Mr. Guseinov, Mr. Ivankovich, Mr. Liu and Mr. Barash, on November 6, 2007 we entered into an Indemnification Agreement with Mr. John LaValle, a former director, and on March 24, 2009 we entered into an Indemnification Agreement with Kevin Harris, our current Chief Financial Officer and a director, all of whom are sometimes collectively referred to in this discussion as the “indemnified parties” or individually referred to as an “indemnified party”.  The agreements require us to provide indemnification for the indemnified parties for expenses (including attorneys’ fees, expert fees, other professional fees and court costs, and fees and expenses incurred in connection with any appeals), judgments (including punitive and exemplary damages), penalties, fines and amounts paid in settlement (if such settlement is approved in advance by us, which approval shall not be unreasonably withheld) actually and reasonably incurred by the indemnified parties in connection with any threatened, pending or completed action or proceeding (including actions brought on our behalf, such as shareholder derivative actions), whether civil, criminal, administrative or investigative, to which he is or was a party, a witness or other participant (or is threatened to be made a party, a witness or other participant) by reason of the fact that he is or was a director, officer, employee or agent of ours or of any of our subsidiaries.  The indemnification covers any action or inaction on the part of the indemnified party while he was an officer or director or by reason of the fact that he is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.  We must advance the costs of the fees and expenses within 20 days following the delivery of a written request from an indemnified party.  The indemnified parties have agreed to promptly repay the advances only if, and to the extent that, it is ultimately determined by the court (as to which all rights of appeal therefrom have been exhausted or lapsed) that the indemnified party is not entitled to the indemnity.  The indemnified parties’ obligations to repay us for any such amounts are unsecured and no interest will be charged thereon. We also agreed to indemnify the indemnified parties to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of the Indemnification Agreements, our articles of incorporation, our bylaws or by statute.  In the event of any change, after the date of the Indemnification Agreements, in any applicable law, statute or rule which expands the right of a California corporation to indemnify a member of its board of directors or an officer, such changes shall be within the purview of the indemnified parties’ rights and our obligations under the Indemnification Agreements.  In the event of any change in any applicable law, statute or rule which narrows the right of a California corporation to indemnify a member of its board of directors or an officer, such changes, to the extent not otherwise required by such law, statute or rule to be applied to the Indemnification Agreements will have no effect on the rights and obligations of the indemnified parties and the company under them.  The indemnification provided by the Indemnification Agreements is not exclusive of any rights to which the indemnified parties may be entitled under our articles of incorporation, bylaws, any agreement, any vote of shareholders or disinterested directors or the California Corporations Code.  The indemnification provided under the Indemnification Agreements continues for any action taken or not taken while an indemnified party serves in an indemnified capacity, even though he may have ceased to serve in such capacity at the time of any action or other covered proceeding.  If the indemnification provided for in the Indemnification Agreement is unavailable to an indemnified party, in lieu of indemnifying the indemnified party we will contribute to the amount incurred by him, whether for judgments, fines, penalties, excise taxes, amounts paid or to be paid in settlement and/or for expenses, in connection with any claim relating to an indemnifiable event, in such proportion as is deemed fair and reasonable by the court before which the action was brought.  We are not obligated to provide indemnification pursuant to the terms of the Indemnification Agreements

•
for any acts or omissions or transactions from which a director may not be relieved of liability under the California General Corporation Law; or for breach by an indemnified party of any duty to us or our shareholders as to circumstances in which indemnity is expressly prohibited by Section 317 of the California General Corporation Law; or

•
with respect to proceedings or claims initiated or brought voluntarily by an indemnified party not by way of defense, (except with respect to proceedings or claims brought to establish or enforce a right to indemnification) although such indemnification may be provided if our Board of Directors has approved the initiation or bringing of such proceeding or claim; or

•
with respect to any proceeding instituted by the indemnified party to enforce or interpret the Indemnification Agreement, if a court of competent jurisdiction determines that each of the material assertions made by the indemnified party in such proceeding was not made in good faith or was frivolous; or

•
for expenses or liabilities of any type whatsoever which have been paid directly to an indemnified party by an insurance carrier under a policy of directors’ and officers’ liability insurance maintained by us; or

•
for expenses and the payment of profits arising from the purchase and sale by an indemnified party of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute.

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

In January 2007, we paid to International Equity Partners, a Nevada limited liability company, a fee in the amount of $2,775 for use of property during a trade show.  Mr. Guseinov is the manager of International Equity Partners.

In conjunction with his agreement to render services to us, we granted options to Mr. Ivan Ivankovich, our former consulting Chief Financial Officer.  The options were granted from our Amended and Restated 2006 Equity Incentive Plan.  The options permit Mr. Ivankovich to purchase a total of 200,000 shares of our common stock at a price of $1.00 per share.  With the exception of the right to purchase 30,000 shares, which vested on July 19, 2007, the right to purchase the remaining shares of common stock vested at the rate of 10,000 shares per month.  The options have terms of 10 years.  The fair value for the initial option grant of 40,000 shares was estimated at the date of grant using a Black-Scholes option pricing model, as more fully described in Note 6 of our financial statements for the fiscal year ended December 31, 2006.  The fair value of the subsequent grant of 120,000 shares was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:  risk-free interest rate of 4.62%, dividend yields of 0% and volatility factors of the expected market price of our common shares of 128%. The fair value of the grant of 40,000 shares made in October 2007 was also estimated using a Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 3.99%, dividend yields of 0% and volatility factors of the expected market price of our common shares of 116%.

On August 30, 2007 Mr. Bing Liu, our Chief Software Architect, resigned as an employee and began providing services to us as a consultant pursuant to a Consulting Agreement entered into on the same day.  The term of the agreement was six months, but the agreement could be terminated by either party upon 30 days notice, or immediately if Mr. Liu failed to discharge his obligations under the agreement.  Upon execution of the agreement we paid Mr. Liu the sum of $7,500 and we agreed to pay him the sum of $4,000 per month in exchange for his services.  We would reimburse Mr. Liu for expenses incurred by him in rendering services under the agreement.  We also agreed that Mr. Liu will have a period of 24 months to exercise any vested options, that one-half of any options remaining unvested on December 31, 2007 will vest and that the remaining unvested options will vest in equal increments over 34 months.  The agreement further states that if we failed to pay to Mr. Liu any unpaid salary due to him by December 31, 2007, then any unvested options would immediately vest.  Mr. Liu is currently owed $63,281 in unpaid salary, which was not paid to him by December 31, 2007.  At the time of this agreement, Mr. Liu has options to purchase a total of 661,884 shares of our common stock, all of which are now vested.  Pursuant to the agreement, Mr. Liu continued his duties as Chief Software Architect and agreed to assist us with the recruiting of a Chief Technology Officer or Vice-President of Software Development.  Mr. Liu continues to provide services to us as a consultant and a member of our board of directors.

On March 4, 2008 we entered into a second Independent Contractor Agreement with Mr. Liu.  The term of the agreement was five months, but the agreement could be terminated by either party upon 30 days notice, or immediately if Mr. Liu failed to discharge his obligations under the agreement.  We agreed to pay Mr. Liu the sum of $8,000 per month in exchange for his services and we agreed to reimburse Mr. Liu for expenses incurred by him in rendering services under the agreement.

On August 1, 2008 we entered into a third Independent Contractor Agreement with Mr. Liu. The term of the agreement was five months, but the agreement could be terminated by either party upon 30 days notice, or immediately if Mr. Liu failed to discharge his obligations under the agreement.  We agreed to pay Mr. Liu the sum of $8,000 per month for the month of August and $9,000 per month for the remaining term of the agreement in exchange for his services.  We agreed to reimburse Mr. Liu for expenses incurred by him in rendering services under the agreement.

From time-to-time, Unionway International, LLC, an entity controlled by Mr. Liu, provides software development services to us.  During the fiscal year ended December 31, 2008, we paid Unionway International, LLC $92,000 for software development services. We did not pay Unionway International LLC any money during the 2007 fiscal year. Because Mr. Liu continues to act as our Chief Software Architect and is a director, the negotiation of the compensation for these services was not done “at arm’s length”. However, we believe that we receive fair value in the services provided to us by Unionway International, LLC and that if we were to pay an independent provider for the services, we would pay approximately the same amount per month.

On October 1, 2007 Mr. Guseinov loaned us the sum of $28,078.  The loan did not accrue interest.  We repaid the loan on November 19, 2007.  No loan agreement or promissory note was signed in conjunction with the loan.

On February 4, 2008 our board of directors approved an independent contractor agreement with Mr. Michael Barrett.  The term of the agreement was six months.  Pursuant to the agreement, Mr. Barrett provided consulting services to us as our Chief Financial Officer.  We agreed to pay Mr. Barrett the sum of $6,000 per month for the months of February and March 2008.  Beginning on April 1, 2008, Mr. Barrett’s cash compensation was reduced to $4,000 per month.  We also issued to Mr. Barrett an option to purchase 20,000 shares of our common stock.  The right to purchase 10,000 shares vested on April 30, 2008.  The right to purchase the remaining 10,000 shares of common stock vested at the end of the term.  The fair value of the grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:  expected term of 5 years, a risk-free interest rate of 2.48%, a dividend yield of 0%, volatility of 173% and a forfeiture rate of 4%.  On April 16, 2008, we granted to Mr. Barrett an option to purchase 20,000 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $17,269 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.1 years, a risk-free interest rate of 2.84%, a dividend yield of 0%, volatility of 169% and a forfeiture rate of 4%. On August 6, 2008 our board of directors approved a second independent contractor agreement with Mr. Barrett.  Pursuant to the agreement, Mr. Barrett continued to provide services to us as our Chief Financial Officer through September 30, 2008.  We agreed to pay Mr. Barrett at the rate of $6,000 per month for his services.  We also agreed to grant to Mr. Barrett options to purchase 10,000 shares of our common stock.  The right to purchase the common stock vested in equal increments of 5,000 shares per month over the term of the contract.  In exchange for this compensation, Mr. Barrett provided his services to us for 10 to 15 hours per week.  The fair value of the grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:  expected term of 5.1 years, a risk-free interest rate of 3.24%, a dividend yield of 0%, volatility of 158% and a forfeiture rate of 4%. On October 1, 2008, we extended Mr. Barrett’s agreement through November 30, 2008 and we granted to Mr. Barrett an option to purchase 10,000 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $9,679 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.06 years, a risk-free interest rate of 2.88%, a dividend yield of 0%, volatility of 153% and a forfeiture rate of 4%. On December 1, 2008, we extended Mr. Barrett’s agreement through December 15, 2008 and granted to Michael Barrett an option to purchase 2,500 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $2,748 using the Black-Scholes option pricing model with the following assumptions: expected term of 5 years, a risk-free interest rate of 1.71%, a dividend yield of 0%, volatility of 153% and a forfeiture rate of 4%.

In March 2008, Mr. Guseinov pledged 750,000 shares of his common stock to Michael and Casey DeBaecke in exchange for a loan of $160,000 made to us.  The pledge was non-recourse to Mr. Guseinov in the event the collateral was foreclosed upon due to our failure to pay the loan.  So long as there was no event of default in connection with the loan, Mr. Guseinov could continue to vote the shares at any annual or special meeting of the shareholders.  The loan was due to be repaid on the earlier of two months following execution of the loan document or two days following our receipt of over $500,000 in new equity capital.  Additionally, we issued warrants to purchase 40,000 shares of our common stock to the lenders.  The warrants may be exercised at a price of $1.25 per share for a period of 5 years.  The loan plus accrued interest was paid in full on July 30, 2008.

On August 19, 2008 we entered into an Amended and Restated Consent and Waiver (the “August Agreement”) with the holders of at least 75% of the outstanding principal amount of our 10% Secured Convertible Debentures (the “Debenture Holders”).  Pursuant to the August Agreement, the Debenture Holders waived the requirement that we file a second registration statement (as required by the Debentures and the Registration Rights Agreement signed in conjunction therewith) and waived all liquidated damages that accrued after December 19, 2007 as a result of that breach.  Although the Debenture Holders did not waive the liquidated damages that accrued prior to December 19, 2007, which totaled $194,602.68, they waived the payment of the interest accrued on the liquidated damages.  The August Agreement allowed us to pay the liquidated damages, as well as the interest accrued on the Debentures which was to be paid on January 1, 2008, with our securities.  Each holder was permitted to choose to accept either shares of our common stock having an agreed upon value of $0.85, or a debenture as payment.  The debenture accrues interest at the rate of 10% per annum, has a maturity date 18 months from the date of issuance, and may be converted to common stock at the rate of $0.85 per share.

On September 22, 2008 we entered into another Amended and Restated Consent and Waiver (the “September Agreement”) with the Debenture Holders.  The September Agreement allowed us to pay the interest accrued on the Debentures, which was to be paid on April 1, July 1 and October 1, 2008 as well as accrued late fees with our securities.  Each holder of a Debenture was permitted to choose to accept either shares of our common stock having an agreed upon value of $0.85 or a debenture.  The debenture accrues interest at the rate of 10% per annum, has a maturity date 18 months from the date of issuance, and may be converted to common stock at the rate of $0.85 per share.

On November 21, 2008, the Company entered into another Amended and Restated Consent and Waiver (the “November Agreement”) with the Debenture Holders.  The November agreement allowed us to sell up to $1,200,000 in aggregate principal amount of our 10% Convertible Promissory Notes, due eleven months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.25 per share. In consideration of the Waiver and the consent provided by the holders, we agreed to accelerate the maturity date of the 18 month 10% convertible debentures to September 12, 2009 and we agreed and acknowledged that the 2006 Warrant Shares and the shares of Common Stock underlying the 18 month 10% convertible debentures issued or issuable to each of the holders in payment of interest and liquidated damages pursuant to prior consent and waiver agreements shall carry “piggyback” registration rights.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by AJ. Robbins, PC and by KMJ Corbin & Company LLP during the fiscal years ended December 31, 2007 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2007	December 31, 2008

(i)	Audit Fees	$169,935	$119,732
(ii)	Audit Related Fees	$0	$0
(iii)	Tax Fees	$6,207	$6,685
(iv)	All Other Fees	$51,090	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1	Articles of incorporation of the registrant, as amended (1)
3.2	Bylaws of the registrant, as amended (1)
10.1	2005 Stock Incentive Plan (1)
10.2	Amended and Restated 2006 Equity Incentive Plan (1)
10.3	Securities purchase agreement between registrant and each purchaser identified on the signature pages thereof dated as of September 12, 2006 (1)
10.4	Employment agreement between the registrant and Gary Guseinov dated August 31, 2006 (1)**
10.5	Employment agreement between the registrant and Igor Barash dated September 1, 2003 (1)**
10.6	Independent Contractor Agreement between the registrant and Bing Liu dated August 30, 2007 (1)**
10.7	Independent Contractor Agreement between the registrant and Michael Barrett dated January 25, 2008 (3)**
10.8	Form of Securities Purchase Agreement dated September 12, 2006 (1)
10.9	Form of 10% Secured Convertible Debenture dated September 12, 2006 (1)
10.10	Form of Registration Rights Agreement dated September 12, 2006 (1)
10.11	Form of Warrant dated September 12, 2006 (1)
10.12	Form of Security Agreement dated September 12, 2006 (1)
10.13	Form of Subsidiary Guarantee dated September 12, 2006 (1)
10.14	Form of Escrow Agreement dated September 12, 2006 (1)
10.15	Form of Lock Up Agreement dated September 12, 2006 (1)
10.16	Consulting Agreement with New Castle Consulting LLC dated February 12, 2008 (4)
10.17	Consulting Agreement with Kulman IR LLC dated February 14, 2008 (4)
10.18	Agreement for Internet Advertising Agent Services date May 16, 2008 between the registrant and WebMetro (5)
10.19	Consulting Agreement with Frontier Capital Partners LLC dated July 15, 2008 (6)
10.20	Form of Indemnification Agreement entered into between the registrant and Gary Guseinov, Riggs Eckelberry, Ivan Ivankovich, Bing Liu, Igor Barash and John LaValle (1)**
10.21	Engagement letter between the registrant and Oceana Partners LLC (1)
10.22	Agreement date July 11, 2006 between the registrant and ARC Investment Partners, LLC (1)
10.23	Form of Securities Purchase Agreement for the sale of Units (August 2008) (7)
10.24	Form of Warrant to Purchase Common Stock (August 2008) (7)
10.25	Agreement to Defer Piggyback Registration Rights dated September 12, 2006 (1)
10.26	Form of Note Conversion and Warrant Lock-Up Agreement (1)
10.27	Amendment to Registration Rights Agreement dated October 11, 2006 between the registrant and the purchasers of the registrant’s 10% Secured Convertible Debentures (1)
10.28	Common Stock Purchase Warrant issued to Newview Finance L.L.C. dated November 10, 2008 (8)
10.29	Settlement Agreement between the registrant and Patrick Hinojosa (9)
10.30	Consent and Waiver dated as of March 23, 2007 between the registrant and the holders of the 10% Convertible Debentures dated September 12, 2006 (1)
10.31	Description of agreement relating to advances between the registrant and Gary Guseinov (1)**
10.32	Description of agreement relating to advances between the registrant and Igor Barash (1)**
10.33	Amendment No. 3 to Independent Contractor Agreement dated April 24, 2007 between the registrant and Ivan Ivankovich (1)**
10.34	Form of 7.41% Senior Secured Note (10)
10.35	Form of Registration Rights Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes (10)
10.36	Form of Amended and Restated Security Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes (10)
10.37	Form of Securities Purchase Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes (10)
10.38	Form of Common Stock Purchase Warrant issued in conjunction with the sale of 7.41% Senior Secured Notes (10)

10.39	Consent and Waiver dated as of September 21, 2007 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (11)
10.40	Form of Securities Purchase Agreement executed in conjunction with the sale of Units beginning in October 2007 (3)
10.41	Form of Warrant to Purchase Common Stock executed in conjunction with the sale of Units beginning in October 2007 (3)
10.42	Lease Agreement dated October 19, 2007 between the registrant and 617 7th Street Associates, LLC (12)
10.43	Amendment No. 4 dated October 22, 2007 to Independent Contractor Agreement originally dated April 24, 2007 between the registrant and Ivan Ivankovich(13)**
10.44	Independent Contractor Agreement dated January 29, 2007 between the registrant and Michael Barrett(3)**
10.45	Form of Securities Purchase Agreement (November 25, 2008/December 5, 2008) (14)
10.46	Form of 10% Convertible Promissory Note (November 25, 2008/December 5, 2008) (14)
10.47	Form of Common Stock Purchase Warrant (November 25, 2008/December 5, 2008) (14)
10.48	Form of Registration Rights Agreement (November 25, 2008/December 5, 2008) (14)
10.49	Form of Subordination Agreement (November 25, 2008/December 5, 2008) (14)
10.50	Consent and Waiver Agreement dated November 21, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (November 25, 2008/December 5, 2008) (14)
10.51	Amended and Restated Consent and Waiver dated August 19, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (15)
10.52	Consent and Waiver dated September 22, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (15)
10.53	Warrant to Purchase Common Stock issued to Guthy-Renker Match LLC*
10.54	Employment Agreement between the registrant and Kevin Harris* **
10.55	Amendment to Lease Agreement dated January 30, 2009 between the registrant and 617 7th Street Associates, LLC *
10.56	Media and Marketing Services Agreement with GR Match, LLC*
23.1	Consent of KMJ Corbin & Company LLP*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

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
(2) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2007.
(3) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2008.
(4) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.
(5) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2008.
(6) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008.
(7) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2008.
(8) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.
(9) Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.  This document is the subject of a confidential treatment request therefore portions of it have been redacted. A full copy of the document has been filed separately with the Securities and Exchange Commission.

(10) Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2008.
(11) Incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 16, 2007.
(12) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2007.
(13) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2007.
(14) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008.
(15) Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009	CYBERDEFENDER CORPORATION

	By:	/s/ Gary Guseinov
Gary Guseinov
Chief Executive Officer

	By:	/s/ Kevin Harris
Kevin Harris
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 31st day of March 2009.

SIGNATURE, TITLE

/s/ Gary Guseinov
Gary Guseinov
President, Chief Executive Officer, and Director

/s/ Kevin Harris
Kevin Harris
Chief Financial Officer

/s/ Igor Barash
Igor Barash
Director

/s/ Bing Liu
Bing Liu
Director

CYBERDEFENDER CORPORATION
Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyberdefender Corporation

We have audited the accompanying balance sheets of Cyberdefender Corporation (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberdefender Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, negative working capital, an accumulated deficit and has not generated significant revenues to cover costs to date.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KMJ | Corbin & Company LLP
KMJ | Corbin & Company LLP

Costa Mesa, California
March 31, 2009

CYBERDEFENDER CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$779,071	$236,995
Accounts receivable, net of allowance for doubtful accounts of $0	204,635	19,053
Deferred financing costs, current	324,200	596,917
Prepaid expenses	689,478	21,885
Deferred charges, current	811,542	40,560

Total Current Assets	2,808,926	915,410

PROPERTY AND EQUIPMENT, net	94,883	129,643
DEFERRED FINANCING COSTS, net of current portion	-	331,146
DEFERRED CHARGES, net of current portion	239,983	-
OTHER ASSETS	26,196	26,097

Total Assets	$3,169,988	$1,402,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,798,645	$647,976
Accrued expenses	331,229	619,805
Accrued expenses - registration rights agreement	53,745	166,297
Current portion of deferred revenue	4,025,026	629,442
Notes payable, net of discount	-	705,298
Current portion of convertible notes payable, net of discount	2,421,529	-
Current portion of capital lease obligations	27,291	24,271

Total Current Liabilities	10,657,465	2,793,089

CONVERTIBLE NOTES PAYABLE, net of discount, less current portion	-	1,235,035
DEFERRED REVENUE, less current portion	527,927	-
CAPITAL LEASE OBLIGATIONS, less current portion	16,776	41,347

Total Liabilities	11,202,168	4,069,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 17,350,798 and 13,994,597 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	6,381,921	4,788,349
Additional paid-in capital	11,398,623	7,105,428
Accumulated deficit	(25,812,724)	(14,560,952)

Total Stockholders’ Deficit	(8,032,180)	(2,667,175)

Total Liabilities and Stockholders’ Deficit	$3,169,988	$1,402,296

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUES:
Net sales	$4,887,759	$2,220,154

COST OF SALES	767,115	179,789

GROSS PROFIT	4,120,644	2,040,365

OPERATING EXPENSES:
Advertising	7,106,455	614,857
Product development	530,010	537,558
Selling, general and administrative	3,727,253	3,198,073
Invester relations and other related consulting	1,265,616	477,071
Depreciation and amortization	39,408	101,025
Total Operating Expenses	12,668,742	4,928,584

LOSS FROM OPERATIONS	(8,548,098)	(2,888,219)

OTHER EXPENSE:
Other expense	-	(4,413)
Loss on registration rights agreement	(216,540)	(84,864)
Interest expense	(2,486,334)	(2,887,827)
Total Other Expenses	(2,702,874)	(2,977,104)

LOSS BEFORE INCOME TAX EXPENSE	(11,250,972)	(5,865,323)

INCOME TAX EXPENSE	800	800

NET LOSS	$(11,251,772)	$(5,866,123)

Basic and fully diluted net loss per share	$(0.72)	$(0.47)

Weighted Average Shares Outstanding:
Basic and fully diluted	15,562,790	12,439,759

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	12,173,914	$3,561,821	$5,027,228	$(8,694,829)	$(105,780)
Value of warrants issued with debt	—	—	370,390	—	370,390
Conversion of bridge notes	460,000	460,000	—	—	460,000
Issuance of shares for penalties and interest	418,683	363,153	—	—	363,153
Sale of shares with warrants attached, net of issuance costs of $45,815	654,500	218,252	390,433	—	608,685
Issuance of shares and warrants for services	287,500	185,123	418,946	—	604,069
Shares contributed to third party directly by officers and directors for financing costs	—	—	400,000	—	400,000
Compensation expense on vested options	—	—	498,431	—	498,431
Net loss	—	—	—	(5,866,123)	(5,866,123)

Balance at December 31, 2007	13,994,597	4,788,349	7,105,428	(14,560,952)	(2,667,175)

Sale of shares with warrants attached, net of cash issuance costs of $112,757	1,155,500	139,504	903,239	—	1,042,743
Issuance of shares and warrants for services	300,000	393,673	1,873,110	—	2,266,783
Issuance of shares for penalties and interest	271,091	253,081	—	—	253,081
Value of warrants issued in association with debt	—	—	83,590	—	83,590
Conversion of OID notes and accrued interest	744,749	125,096	619,653	—	744,749
Conversion of convertible notes and accrued interest	796,876	681,683	115,193	—	796,876
Value of warrants and Beneficial conversion feature of convertible notes payable	—	—	445,467	—	445,467
Cashless warrant exercise	37,985	—	—	—	—
Exercise of stock options	50,000	535	—	—	535
Compensation expense on vested options	—	—	252,943	—	252,943
Net loss	—	—	—	(11,251,772)	(11,251,772)

Balance at December 31, 2008	17,350,798	$6,381,921	$11,398,623	$(25,812,724)	$(8,032,180)

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,251,772)	$(5,866,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on registration rights agreement	216,540	84,864
Amortization of debt discount	1,322,379	1,459,575
Depreciation and amortization	39,408	101,025
Compensation expense from vested stock options	252,943	498,431
Amortization of deferred financing costs	702,061	1,032,089
Shares issued for penalties and interest	253,081	363,153
Shares and warrants issued for services	2,266,783	604,069
Changes in operating assets and liabilities:
Accounts receivable	(185,582)	(14,846)
Prepaid and other assets	(667,593)	39,034
Deferred charges	(1,010,965)	41,253
Other assets	(99)	-
Accounts payable and accrued expenses	3,059,002	269,999
Deferred revenue	3,923,511	(356,941)
Cash Flows Used In Operating Activities	(1,080,303)	(1,744,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,286)	(5,424)
Cash Flows Used In Investing Activities	(2,286)	(5,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and convertible notes payable, net of commissions	954,300	800,000
Principal payments on notes payable	(349,000)	-
Principal payments on capital lease obligations	(23,913)	(17,344)
Proceeds from exercise of stock options	535	-
Proceeds from sale of stock, net of cash issuance costs	1,042,743	654,500
Cash Flows Provided by Financing Activities	1,624,665	1,437,156

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	542,076	(312,686)

CASH AND CASH EQUIVALENTS, beginning of year	236,995	549,681

CASH AND CASH EQUIVALENTS, end of year	$779,071	$236,995

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Supplemental disclosures of cash flow information:
Income taxes paid	$39	$18,211
Cash paid for interest	$36,203	$17,769

Supplemental schedule of non-cash financing activities:
Property and equipment acquired through capital lease obligation	$2,362	$22,716
Discount on notes payable	$83,590	$370,390
Warrants issued in connection with sale of stock	$903,239	$436,248
Conversion of notes payable and accrued interest to common stock and warrants	$1,541,625	$460,000
Warrants issued in connection with debt conversion	$445,467	$—
Convertible notes payable issued as payment for accrued interest and penalties	$440,784	$—
Deferred financing costs to be paid by issuance of stock	$—	$400,000

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In November 2006, the Company launched its new Internet security suite called CyberDefender FREE 2.0 that is free to the subscriber. Revenues are earned from advertising networks which pay the Company to display advertisements inside the software. CyberDefender Early Detection Center is a version of the same software, without the advertising, which is paid for by the subscriber. The annual subscription rate during 2008 for the version without ads ranged from $12.99 to $49.99, depending on the marketing or distribution channels used by the Company.

On September 27, 2007, the Company announced the launch of CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™.  These are enhanced versions of its security software.  For an annual fee, CyberDefenderULTIMATE™ provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE™ provides a one-time fix to a customer’s computer and a year-round unlimited anti-malware support for a subscriber’s computer.  These new security suites also include 2 gigabytes of online backup.  These products are sold for $99.95 to $299.99, depending on the marketing or distribution channels used by the Company.

On November 20, 2008, the Company announced the launch of CyberDefender Registry Cleaner™.  The CyberDefender Registry Cleaner™ eliminates clutter and junk that builds up within a computer's registry due to the installation and removal of programs, deletion and creation of files and cached records from Web surfing.  The annual subscription rate ranges from $19.99 to $29.98, depending on the marketing or distribution channels used by the Company.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $11,251,772 and $5,866,123 during the years ended December 31, 2008 and 2007, respectively, and has negative working capital of $7,848,539 and an accumulated deficit of $25,812,724 at December 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Until sales of the products provide the Company with the revenue it needs to attain profitability, the Company intends to continue to raise money for operating capital through sales of its securities or by borrowing money.  From inception through December 31, 2008, the Company has raised $6,080,000 from debt financing and $1,810,000 from equity financing to develop software and to build out a management team capable of delivering its products to market. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. Management cannot assure that any future financing arrangements will be available in amounts or on terms acceptable to the Company. If additional future financing is not available or is not available on acceptable terms, the Company may be unable to continue its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company currently has no firm agreements with any third parties for any future transactions and future financings.

Reclassification
To conform to the current year's presentation, as a result of management's continuing analysis of its operating activities, the Company reclassified $179,789 related to amounts previously classified as operating expense to costs of sales with no effect on previously reported net loss. In addition, the Company reclassified $477,071 related to investor relations and other related consulting from interest expense.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, realization of accounts receivables, recoverability of prepaid expense, deferred charges and long-lived assets, value of shares and options/warrants granted and valuation of deferred tax assets. Actual results could differ from those estimates and assumptions.

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

The Company currently sells four products, CyberDefender Early Detection Center (“EDC”), an antivirus and anti spyware software, CyberDefender Registry Cleaner, CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™, over the Internet. The Company also offers a backup CD of the EDC software for an additional fee. CyberDefenderCOMPLETE™ offers customers one-time technical support and a license for EDC, while CyberDefenderULTIMATE™ offers customers unlimited technical support for a specified period and a license for EDC. Customers order the product and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company provides technical support if the customer purchased CyberDefenderULTIMATE™ or CyberDefenderCOMPLETE™ and licenses the customer to download EDC over the Internet. As part of the sales price, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements. EDC and CyberDefenderULTIMATE™ are in substance a subscription and the entire fee is deferred and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49. Revenue is recognized immediately for the sale of the backup CD, CyberDefender Registry Cleaner and for the portion of the sale of CyberDefenderCOMPLETE™ that relates to the one-time technical support as the Company believes that all of the elements necessary for revenue recognition have occurred.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Charges
The Company uses a third party to provide technical support services associated with the CyberDefenderCOMPLETE™ and CyberDefenderULTIMATE™ products.  The costs associated with this service are deferred and amortized against the recognition of the related sales revenue.

In addition, the Company uses a third party to process a portion of its product renewal sales. The Company pays a direct acquisition fee to the processor for each completed sale. These direct acquisition fees are deferred and recognized ratably over the term of the arrangement of the associated sale in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The third party processor refunds any direct acquisition fee on any credit card chargeback or on any product that is returned. The refunds are matched against the associated chargebacks and product returns.

Reserves for Product Returns
The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs after a customer is automatically charged and subsequently, within 30 days, decides not to continue using the license or the credit card processed is no longer valid.  The Company’s third party processor of sales is usually notified within 30 days by customers that they no longer wish to license the Company’s product.  The third party processor reduces the amounts due to the Company as a result of any chargeback during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the sale event and are recorded prior to closing the previous month’s accounting records.  The Company may voluntarily accept returns from a customer. The returns are charged against revenues upon receipt. As of December 31, 2008 and 2007, the Company had $0 accrued for customer returns and chargebacks, based on historical returns.

Concentrations of Risk
Revenues are concentrated in the software industry which is highly competitive and rapidly changing.   Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new technologies or capabilities could adversely affect operating results.

As of December 31, 2008, all of our cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.  As of December 31, 2008, the Company had a balance of approximately $799,000 in excess of the FDIC limit.

Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. For the years ended December 31, 2008 and 2007, advertising expense amounted to $7,106,455 and $614,857, respectively.  Advertising purchased from four vendors accounted for 92% and 45% of the Company’s total advertising expense for the years ended December 31, 2008 and 2007, respectively.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2008 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2008 for the State of California Income Tax.

The Company does not have any unrecognized tax benefits as of December 31, 2008 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2008.

Software Development Costs
The Company accounts for software development costs in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed.” Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There have been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development expense. For the years ended December 31, 2008 and 2007, product development costs were $530,010 and $537,558, respectively.

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before December 31, 2008 which are applicable to the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” was issued in February 2008.  FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities had no impact on the Company’s financial position, results of operations or cash flows. Management does not expect the adoption of the FSP to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements unless the Company enters into business acquisitions in the future.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management does not currently expect the adoption of SFAS No. 162 to have a material impact on the Company’s financial statements.

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (“EITF 07-5”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities”.  This related to the determination of whether a free-standing equity-linked instrument should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded in earnings in each reporting period.  EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company is currently evaluating the impact of EITF 07-5 on its financial position and results of operations.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
In accordance with SFAS No. 128, “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2008 and 2007, there were 14,807,513 and 10,138,067 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

Stock Based Compensation
The Company applies SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”), which requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value of the stock on the date of grant or the value of services, whichever is more readily available. Stock option awards are valued using the Black-Scholes option-pricing model.

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its balance sheet.

NOTE 2 – RESTRICTED CASH

Under a credit card processing agreement with a financial institution the Company was required to maintain a security reserve deposit as collateral.  The amount of the deposit was at the discretion of the financial institution and as of December 31, 2008 and 2007 was $15,000 and $8,592, respectively.  This amount is included in prepaid expenses on the accompanying balance sheets.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2008	2007
Furniture and fixtures	$121,370	$119,007
Office equipment	88,294	88,294
Software	10,766	8,481
	220,430	215,782
Less accumulated depreciation	(125,547)	(86,139)
Net property and equipment	$94,883	$129,643

NOTE 4 – INTANGIBLE

In January 2005, the Company entered into an asset purchase agreement with Unionway Int’l, LLC whereby the Company purchased certain assets of Unionway Int’l, LLC that principally included the software application Cyber-Defender™ and associated rights for $200,000 through the issuance of a note payable. The software technology purchased from Unionway Int’l, LLC is the core of the Company’s existing product. The asset is being amortized over the expected life of three years on a straight line basis. The amortization for the year ended December 31, 2008 and 2007 is $0 and $66,667, respectively and the accumulated amortization is $200,000 as of December 31, 2008 and 2007.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 5 - INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109” ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  As of January 1, 2007, the Company became subject to the provision of FIN 48.  The cumulative effect, if any, of applying FIN 48 was to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.  The Company did not record a cumulative effect adjustment upon the adoption of FIN 48.  As of December 31, 2008, the Company has concluded that its income tax filing positions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, to date, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company is subject to taxation in the United States and the State of California.  The Company is subject to examination for tax years 2005 forward by the United States and the tax years 2004 forward by California.  The Company may be, due to unused net operating losses, subject to examination for earlier years.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2008 and 2007, the Company did not recognize interest and/or penalties related to income tax expense.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized.

Components of the net deferred tax asset as of December 31, 2008 and 2007 are approximately as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	5,183,635	3,671,742
Stock compensation expense	295,102	241,328
Accrued liabilities	59,925	106,716
Contingent liabilities	20,208	62,528
Accounts payable	18,800	18,800
AMT credit carryforwards	17,226	17,226
Charitable contribution carryforwards	9,400	9,400
Total gross deferred tax assets	5,604,296	4,127,740
Deferred tax liabilities
Depreciation/amortization	(13,387)	(17,252)
Deferred Royalty	(9,224)	-
Total gross deferred tax liabilites	(22,611)	(17,252)
Net deferred tax asset (liability)	5,581,685	4,110,488
Less valuation allowance	(5,581,685)	(4,110,488)
Net deferred tax assets	-	-

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Federal tax benefit rate	(34.0)%	(34.0)%
State tax benefit, net of federal benefit	(1.8)%	(2.5)%
Debt Discount Amortization	3.9%	8.5%
Investor Relations Consulting	5.6%	0.0%
Warrants Issued for Services	7.3%	0.0%
Other	6.1%	0.1%
Valuation Allowance	12.9%	27.9%
Effective income tax rate	0.00%	0.00%

As required by SFAS No. 109, the change in the valuation allowance for the years ended December 31, 2008 and 2007 was $1,471,197 and $1,641,158, respectively, for income taxes.

At December 31, 2008, the Company had federal and state net operating loss carryforwards of $13,786,263 and $13,660,459 available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2015.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company's formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock
On August 15, 2007, the Company issued to Oceana Partners 50,000 shares of the Company’s common stock in consideration for research coverage valued at $50,000 for a twelve month period commencing August 1, 2007 thru July 31, 2008. The entire $50,000 was recognized as selling, general and administrative costs in the accompanying statement of operations for the year ended December 31, 2007. On October 22, 2007, the Company entered into an agreement with Oceana Partners pursuant to which the Company agreed to issue to Oceana Partners warrants to purchase 400,000 shares of our common stock in exchange for research coverage valued at $477,071 for services provided in 2007. The agreement was amended on November 30, 2007. Pursuant to the amendment, the Company agreed to issue 37,500 shares of common stock to designees of Oceana Partners and to reduce the number of shares of common stock covered by the warrants issued to Oceana Partners from 400,000 shares to 362,500 shares. The entire $477,071 was recognized in investor relations and other related consulting in the accompanying statement of operations for the year ended December 31, 2007.

On August 17, 2007, the Company issued to Richardson & Patel, its legal counsel, 100,000 shares of the Company’s common stock as payment for general corporate legal services rendered that amounted to $23,578 that was recognized as selling, general and administrative expense in the accompanying statement of operations for the year ended December 31, 2007.

On October 24, 2007, the Company issued to Richardson & Patel, its legal counsel, 100,000 shares of the Company’s common stock as payment for general corporate legal services rendered that amounted to $53,420 that was recognized as selling, general and administrative expense in the accompanying statement of operations for the year ended December 31, 2007.

On October 18, 2007, the Company began an offering of units.  Each unit consisted of 25,000 shares of common stock and a warrant to purchase 18,750 shares of common stock at an exercise price of $1.25 per share.  The warrants have a term of five years.  Pursuant to the warrant agreements, from and after the warrant issue date, in the event the Company sells common stock for less than the then exercise price or issues securities convertible into or exercisable for common stock at a conversion price or exercise price less than the then exercise price (a “Dilutive Issuance”), then the exercise price shall be multiplied by a fraction, the numerator of which is the number of shares of common stock sold and issued at the closing of such Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of such Dilutive Issuance would purchase at the then exercise price, and the denominator of which is the number of shares of common stock issued and outstanding on the date of such Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of such Dilutive Issuance.  The purchase price was $25,000 per unit.  During the fourth quarter of 2007, the Company issued 654,500 shares and raised $654,500 through this offering.  The 490,875 warrants issued in connection with the units were valued at $436,248 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 142%.  Issuance costs consisted of a 7% cash fee and 32,200 warrants at $1.00 per share valued at $29,054 based on the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 142%. Issuance costs of $45,815 as of December 31, 2007 were recorded in accrued expense on the accompanying balance sheet.

During February and March, 2008, the Company issued 175,000 shares and raised $175,000 through this offering.  The 131,250 warrants issued in connection with the units were valued at $118,058 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 146-148%.  Issuance costs consisted of a 7% cash fee and additional 8,750 warrants at $1.00 per share valued at $7,895 based on the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 146%.  In May 2008 the Company updated the agreement prospectively with the placement agent to increase both the cash and warrant placement fees from 7% to 9% as well as to provide to the placement agent a 2.5% cash expense allowance.

During June, 2008, the Company issued 400,000 shares of common stock and raised $354,000, net of placement fees, through this offering.  The 300,000 warrants issued in connection with the units were valued at $271,438 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 3.88%, a dividend yield of 0% and volatility of 111%.  Issuance costs consisted of a 9% cash fee, 2.5% expense allowance and 36,000 warrants at $1.00 per share valued at $38,761 based on the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 146%.

During July and August, 2008, the Company issued 580,500 shares of common stock and raised $513,743, net of placement fees, through this offering.  The 435,375 warrants issued in connection with the units were valued at $468,931 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 3.88%, a dividend yield of 0% and volatility of 110-116%.  Issuance costs consisted of a 9% cash fee, 2.5% expense allowance and 52,245 warrants at $1.00 per share valued at $44,812 based on the following assumptions: term of 5 years, a risk-free interest rate of 3.88%, a dividend yield of 0% and volatility of 110-116%.

On February 12, 2008, the Company entered into a consulting agreement with New Castle Consulting. Pursuant to this agreement, New Castle will provide investor relations services to the Company for a period of 6 months in exchange for payment of $4,500, which was made in conjunction with the execution of the agreement, a monthly fee of $4,500 the payment of which began in March 2008, the issuance of 100,000 shares of restricted common stock valued at $100,000 and an indemnity.  As the shares were unforfeitable upon issuance and there was no guarantee of future benefit to be provided, the value of the shares was expensed upon issuance to investor relations and other related consulting expense.

On February 14, 2008, the Company entered into a consulting agreement with Kulman IR.  Pursuant to this agreement, Kulman will provide investor relations services to us for a period of 12 months in exchange for a monthly fee of $3,500, the issuance of 100,000 shares of restricted common stock valued at $100,000, the payment of pre-approved expenses incurred by Kulman in discharging its obligations under the agreement and cross-indemnities.  In regards to the stock that was issued, 50,000 shares vested immediately, 25,000 shares vested on August 7, 2008 and the remaining 25,000 shares were to vest on October 7, 2008.  During August 2008, the Company terminated the agreement and cancelled the 25,000 unvested shares.  As there was no guarantee of future benefit to be provided, the value of the vested shares of $100,000 was expensed in 2008 to investor relations and other related consulting.

On July 15, 2008, the Company entered into a consulting agreement with Frontier Capital Partners L.L.C. (“Frontier”) pursuant to which Frontier agreed to provide investor relations and other business advisory services. The agreement term was 3 months, but the agreement could be terminated by either party upon 5 days written notice. The agreement also includes provisions allowing immediate termination in the event of dissolution, bankruptcy or insolvency and for cause. The Company agreed to issue to Frontier 125,000 shares of its restricted common stock as compensation for these services. 75,000 of these shares, valued at $81,000, were issued immediately (upon execution of the agreement) and are deemed to be a non-refundable retainer. The remaining 50,000 shares, valued at $63,000, were issued 46 days after execution of the agreement. As the shares were unforfeitable upon issuance and there was no guarantee of future benefit to be provided, the value of the shares was expensed in 2008 to investor relations and other related consulting.

On August 14, 2008, a holder of warrants to purchase 98,121 shares of common stock of the Company at a price of $1.01 per share exercised the warrants under Section 3(c) of the warrant document which allows for cashless exercise of the warrants.  As a result, the Company issued 37,985 shares of its common stock.

See Note 7 for additional shares issued during the year ended December 31, 2008 related to the convertible notes payable.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Stock warrants

On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview will provide investor relations services for a period of 6 months in exchange for warrants to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately with an estimated fair value of $716,997 using the Black-Scholes pricing model, and 270,000 warrants vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009.  The 270,000 warrants that vested on December 1, 2008 had an estimated fair value of $204,619 using the Black Scholes pricing model.  These warrants have been expensed to investor relations and other related consulting services. Either party may terminate the agreement with fifteen days written notice.  At December 31, 2008, 1,080,000 warrants are unvested and forfeitable.

On October 30, 2008, the Company executed a letter of intent with a subsidiary of Guthy-Renker (“GRM”) to create, market and distribute direct response advertisements to sell the Company’s product.  GRM is responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and fully vested, non-forfeitable warrants to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,495 using the Black-Scholes pricing model.  The fair value of these warrants has been capitalized at the time of issuance and will be expensed over the five month expected term of service. For the year ended December 31, 2008, the Company has expensed $380,598 to selling, general and administrative expense. The letter also allows the parties the option to elect to have GRM create television commercials to market the Company’s product in exchange for additional warrants to purchase 1,000,000 shares of common stock at a price of $1.25 per share. Subsequent to December 31, 2008, the Company has entered into a Media and Marketing Services Agreement with GRM as more fully disclosed in Note 12.

The following represents a summary of the warrants outstanding at December 31, 2008 and 2007 and changes during the years then ended:

	Year Ended
	December 31, 2008			December 31, 2007

					Weighted
		Average	Aggregate	Number	Average	Aggregate
		Exercise	Intrinsic	of	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Prices	Value

Outstanding and exercisable, beginning of year	5,741,306	$1.05		4,337,931	$1.05

Issued	5,386,705	$1.24		1,403,375	$1.21
Expired/forfeited	—	—		—	—
Exercised	(98,121)	$1.01		—	—
Outstanding, end of year	11,029,890	$1.14		5,741,306	$1.05

Exercisable, end of year	9,949,890	$1.13	—	5,741,306	$1.05	—

Weighted average fair value of warrants issued and exercisable		$0.84			$0.99

The following table summarizes information about warrants outstanding at December 31, 2008:

		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)
$ 1.00	3,806,600	2.82
$ 1.01	779,432	6.94
$ 1.20	400,000	3.50
$ 1.25	6,043,858	4.66

	11,029,890
The outstanding warrants at December 31, 2008 are held by consultants and other service providers, stockholders, and former note-holders.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

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

On October 30, 2006, the Company adopted the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of stock based awards that may be granted from the 2006 Plan is 1,375,000 shares.

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

On April 16, 2008, the Company granted to Steve Astere, a consultant, an option to purchase 15,700 shares of common stock under the 2006 Plan, at a price of $1.25 per share with an estimated fair value of $9,115 using the Black-Scholes option pricing model with the following assumptions: expected term of 2.50 years, a risk-free interest rate of 2.09%, a dividend yield of 0%, volatility of 118% and a forfeiture rate of 0%.

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

In June 2008, the Company granted to employees, options to purchase 160,000 shares of common stock under the 2006 Plan, at prices ranging from $1.01 to $1.10 per share with an estimated fair value of $167,319 using the Black-Scholes option pricing model with the following assumptions: expected term of 6.1 years, a risk-free interest rate of 3.54% to 3.84%, a dividend yield of 0%, volatility of 166-167% and a forfeiture rate of 4% to 20%.

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

In August and September 2008, the Company granted to employees, options to purchase 75,000 shares of common stock under the 2006 Plan, at prices ranging from $1.07 to $1.44 per share with an estimated fair value of $89,826 using the Black-Scholes option pricing model with the following assumptions: expected term of 5-6 years, a risk-free interest rate of 2.88% to 3.23%, a dividend yield of 0%, volatility of 157-161% and a forfeiture rate of 20%.

On August 1, 2008, the Company granted to Bing Liu, a consultant and member of the Company’s Board of Directors, an option to purchase 12,500 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $14,541 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.1 years, a risk-free interest rate of 3.25%, a dividend yield of 0%, volatility of 158% and a forfeiture rate of 4%.

On October 1, 2008, the Company granted to Michael Barrett, the Company’s Chief Financial Officer, an option to purchase 10,000 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $10,083 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.1 years, a risk-free interest rate of 2.88%, a dividend yield of 0%, volatility of 153% and a forfeiture rate of 4%.

On October 1, 2008, the Company granted to Kevin Harris, a consultant, an option to purchase 35,000 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $35,319 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.1 years, a risk-free interest rate of 2.89%, a dividend yield of 0%, volatility of 153% and a forfeiture rate of 4%.

On December 1, 2008, the Company granted to Michael Barrett, the Company’s Chief Financial Officer, an option to purchase 2,500 shares of common stock under the 2006 Plan, at a price of $1.00 per share with an estimated fair value of $2,748 using the Black-Scholes option pricing model with the following assumptions: expected term of 5.0 years, a risk-free interest rate of 1.71%, a dividend yield of 0%, volatility of 153% and a forfeiture rate of 4%.

In October and December 2008, the Company granted to employees, options to purchase 27,500 shares of common stock under the 2006 Plan, at prices ranging from $1.20 to $1.28 per share with an estimated fair value of $31,401 using the Black-Scholes option pricing model with the following assumptions: expected terms of 6.0 years, a risk-free interest rate of 1.53% to 3.02%, a dividend yield of 0%, volatility of 154-157% and forfeiture rates of 0-20%.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Year Ended
	December 31, 2008				December 31, 2007

			Weighted				Weighted
	Weighted		Average			Weighted	Average
	Number	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic	of	Exercise	Contractual	Instrinsic
	Options	Price	Term	Value	Options	Prices	Term	Value

Outstanding, beginning of year	1,316,384	$0.75			1,441,613	$0. 75

Granted	503,200	$1.09			350,500	$1.06

Exercised	(50,000)	$0.01			-	-

Cancelled	(325,500)	$1.05			(475,729)	$0.98

Outstanding, end of year	1,444,084	$0.83	7.66	649,905	1,316,384	$0.75	8.52	732,532

Vested and expected to vest in the future at December 31, 2008	1,355,037	$0.81	7.55	635,011	1,244,633	$0.73	8.47	712,730

Exercisable, end of year	1,080,662	$0.73	7.25	582,098	1,087,717	$0.68	8.37	672,930

The weighted-average grant date fair value of options granted during the years ended December 31, 2008 and 2007 was $0.96 and $0.93 per option share, respectively.

As of December 31, 2008 and 2007, 274,375 and 228,667 of the options granted are not vested with an estimated remaining value of $52,913 and $164,219, respectively. At December 31, 2008 and 2007, the remaining value of non vested options granted is expected to be recognized over the weighted average vesting period of 2.95 and 2.77 years, respectively.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $252,943 and $498,431 for the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, 50,000 of employee stock options were exercised for total proceeds to the Company of $535.  No options were exercised during the year ended December 31, 2007.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On September 12, 2006, the Company entered into a Securities Purchase Agreement with 13 accredited investors pursuant to which it sold 10% secured convertible debentures (the “Debentures”) in the aggregate principal amount of $3,243,378 and common stock purchase warrants to purchase an aggregate of 3,243,378 shares of the Company’s common stock at $1.00 per share (the “Base Conversion Price”) that also included a registration rights agreement. The debenture holders have the right to convert the Debentures into 3,243,378 shares of common stock. The Debentures mature on September 12, 2009 and bear interest at the rate of 10% per year, payable quarterly.  If, during the time that the Debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the Debentures will be reduced. As of December 31, 2008, the conversion price of the Debentures has not been reduced.

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

If a registration statement was not filed within 30 days of the sale of the Debentures, or was not effective 120 days from the date of the sale of  the Debentures, which was January 10, 2007, or if the Company did not respond to an SEC request for information during the registration period within 10 days of notice, the Company was required to pay to each holder of its Debentures an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate subscription amount paid by each holder. The Company, (1) will not be liable for liquidated damages with respect to any warrants or warrant shares, (2) in no event will the Company be liable for liquidated damages in excess of 1.5% of the aggregate subscription amount of the holders in any 30-day period, and (3) the maximum aggregate liquidated damages payable to a holder is 18% of the aggregate subscription amount paid by such holder up to a maximum aggregate liquidated damages of 18% of the total amount of the secured convertible debentures, or $583,808. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest at a rate of 18% per annum to the holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest, are paid in full. The partial liquidated damages apply on a daily pro-rata basis for any portion of a month.

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

In accordance with FASB Staff Position Emerging Issues Task Force (“FSP EITF”) 00-19-02, “Accounting for Registration Payment Arrangements,” the Company believed, at the time the Debentures were issued, that it was probable that it would be in violation of certain filing provisions within the Registration Rights Agreement and recorded $111,897 as a discount to the Debentures.  At December 31, 2006, the Company estimated its liquidated damages to be $225,415 and therefore recorded an additional expense of $113,518 in loss on registration rights agreement in the statement of operations.  On March 23, 2007 the Company entered into a Consent and Waiver agreement as more fully described below that determined the actual liquidated damages to be $169,917 calculated through March 23, 2007 and covering the period through April 30, 2007, resulting in a $55,498 decrease to the liability.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 7 – CONVERTIBLE NOTES PAYABLE (Continued)

The Company was also required to make an interest payment to the Debenture holders on April 1, 2007.  The Consent and Waiver allowed the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder. For payment of the Debenture holder’s pro rata portion of the April 1 interest payment, the Debenture holder could choose to increase the principal amount of his Debenture by his pro-rata share of the accrued interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the Debenture holders pro rata portion of the liquidated damages, each Debenture holder has the same choice, that is, either to increase his Debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the Debenture holders were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company could be required to issue up to a total of 566,336 shares of the Company’s common stock. The Consent and Waiver allowed the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents.  The Company issued 180,187 shares in November and December 2007 as partial payment for these liquidated damages valued at $153,167.  At December 31, 2007, $16,750 of these damages remained in accrued expenses – registration rights agreement.  The Company issued 15,407 shares in January and February 2008 as partial payment for these liquidated damages valued at $13,097.  At December 31, 2008, $3,657 of these damages remained in accrued expenses – registration rights agreement.  The Company issued 190,090 shares in November and December 2007 as partial payment for the April 1, 2007 interest payment of $161,580.  At December 31, 2007, $17,179 remained in accrued interest.  The Company issued 15,669 shares in January and February 2008 as partial payment for the April 1 interest payments of $13,319.  At December 31, 2008, $3,860 remained in accrued interest.

The Consent and Waiver allowed the Company to issue to Oceana Partners, LLC, without triggering the anti-dilution rights, 50,000 shares of common stock in consideration for research coverage for a 12-month period.

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726.  On September 21, 2007 the Company received from the holders of the Debentures a second Consent and Waiver. The holders of the Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. The Company issued 135,063 shares in February 2008 as partial payment for these liquidated damages valued at $106,518.  At December 31, 2008, $26,213 of these damages remained in accrued expenses – registration rights agreement.  The Company issued 94,952 shares in February 2008 as partial payment for the July 1 and October 1, 2007 interest payments of $110,147.  At December 31, 2008, $32,504 remained in accrued interest.

The Company did not meet the August 18, 2007 date to file a second registration statement. As a result, the Company incurred additional liquidated damages for the period August 18 through December 19, 2007 of $194,603.  The Company received from the holders of the Debentures a third Consent and Waiver, dated February 13, 2008 and amended on August 19, 2008. The third Consent and Waiver waived the requirement included in the Debentures and the Registration Rights Agreement that the Company file a second registration statement, waived the liquidated damages that accrued from and after December 19, 2007 and waived the payment of any interest that would have accrued on the liquidated damages. The holders of the Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on January 1, 2008 and as payment of the liquidated damages accrued prior to December 19, 2007 under the Registration Rights Agreement. In August 2008, a holder of the 10% Secured Convertible Debentures converted $6,000 of accrued liquidated damages into 6,000 shares of common stock as more fully described below. In September 2008, the Company issued $64,422 in additional debentures as payment of liquidated damages, which included $4,422 of penalty interest, and $26,868 in additional debentures as payment for quarterly interest due on January 1, 2008, which included $1,868 of penalty interest. The additional debentures had a term of 18 months and are convertible at $0.85 per share.  During October and December 2008, the Company issued $349,494 in additional debentures as payment of liquidated damages, quarterly interest, and penalty interest.  These additional debentures also have a term of 18 months and are convertible at $0.85 per share. The Company issued 3,750 shares in December 2008 as partial payment for these liquidated damages valued at $3,750.  At December 31, 2008, $4,732 remained in accrued expenses – registration rights agreement and $1,972 remained in accrued interest.

According to the terms of the Debentures, the Company is to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due.  To date, holders of the Debentures have agreed to accept the Company’s securities as payment of the interest obligation, in lieu of cash.  The Company failed to make the interest payments that were due on April 1, and July 1, 2008, totaling $139,169. On September 22, 2008 the Company received from the holders of the Debentures a fourth Consent and Waiver of defaults of the Debentures. The holders of the Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on April 1, July 1, and October 1, 2008, totaling $205,740.  In August 2008, certain holders of the Debentures converted $8,694 of accrued interest into 8,694 shares of common stock as more fully described below. During October and December 2008, the Company issued $349,494 in additional debentures as payment of liquidated damages, quarterly interest, and penalty interest.  The additional debentures have a term of 18 months and are convertible at $0.85 per share. The Company issued 6,250 shares in December 2008 as partial payment for interest valued at $6,250.  At December 31, 2008, $5,915 remained in accrued interest.

The Company recorded $65,696 in accrued interest as of December 31, 2008 for the January 1, 2009 interest payment.

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

The Company has accounted for the Debentures according to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” FSP EITF 00-19-2, EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The Company has accounted for the registration rights arrangement under the guidance of FSP EITF 00-19-2 and the warrants as permanent equity under the guidance of SFAS No. 133 and EITF 00-19. The value of the Debentures was allocated between the Debentures, the registration rights arrangement and the warrants, including the beneficial conversion feature, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the beneficial conversion feature, is being amortized over the term of the Debentures. The Company amortized $1,071,060 and $1,316,925 to interest expense for the years ended December 31, 2008 and 2007. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the Debentures on the accompanying balance sheet.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 7 – CONVERTIBLE NOTES PAYABLE (Continued)

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options were valued at $374,531 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.62%, a dividend yield of 0%, and volatility of 128%. These costs, totaling $1,592,046, are being amortized over the term of the Debentures.  The Company recorded amortization of $535,448 and $658,789 to interest expense during the years ended December 31, 2008 and 2007 related to the Debentures. The unamortized amount is recorded as part of the deferred financing costs in the accompanying balance sheets.

In November and December 2007, certain holders of the Debentures converted $460,000 of principal and $48,406 of accrued interest into 508,406 shares of common stock at $1.00 per share. The unamortized discount of $253,481 on the converted notes was recorded as interest expense at the time of the conversion.

In August 2008, certain holders of the Debentures converted $300,000 of principal and $15,468 of accrued interest, accrued liquidated damages and penalty interest into 315,468 shares of common stock at $1.00 per share and 86,601 warrants to purchase shares of the Company’s common stock at $1.25 per share.  The unamortized discount of $103,310 on the converted notes was recorded as interest expense at the time of the conversion.

In November and December 2008, certain holders of the Debentures converted $481,408 of principal into 481,408 shares of common stock at $1.00 per share.  The unamortized discount of $121,673 on the converted notes was recorded as interest expense at the time of the conversion.

On November 21, 2008, the Company entered into a fifth Consent and Waiver agreement whereby the holders of the Debentures agreed to allow the Company to sell up to $1,200,000 in aggregate principal amount of the Company’s 10% Convertible Promissory Notes, due eleven months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.25 per share. In consideration of the Waiver and the consent provided by the holders, the Company agreed to accelerate the maturity date of the 18 month 10% convertible debentures to September 12, 2009 and the Company agreed and acknowledged that the 2006 Warrant Shares and the shares of Common Stock underlying the 18 month 10% convertible debentures issued or issuable to each of the holders in payment of interest and liquidated damages pursuant to prior consent and waiver agreements shall carry “piggyback” registration rights.

Per the Consent and Waiver discussed above, in November and December, 2008 the Company entered into a Securities Purchase Agreement, that also included registration rights, with certain accredited investors to which it sold 10% Convertible Promissory Notes in the aggregate principal amount of $845,000, which may be converted at the price of $1.25 per share (subject to adjustment as discussed below) into an aggregate of 676,000 shares of common stock.  In conjunction with the sale of the 10% Convertible Promissory Notes, the Company issued common stock purchase warrants to purchase an aggregate of 338,000 shares of common stock at $1.25 per share.

If, during the time that the 10% Convertible Promissory Notes are outstanding, we sell or grant any option to purchase (other than options issued to our employees, officers, directors or consultants), or sell or grant any right to re-price our securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock at a price per share that is lower than the conversion price of these notes (which, for purposes of this discussion will be designated as the “Base Conversion Price”), then the conversion price of the 10% Convertible Promissory Notes will be reduced according to the following weighted average formula:  the conversion price will be multiplied by a fraction of the denominator of which will be the number of shares of common stock outstanding on the date of the issuance plus the number of additional shares of common stock offered for purchase and the numerator of which will be the number of shares of common stock outstanding on the date of such issuance plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at the conversion price.  A reduction in the conversion price resulting from the foregoing would allow holders of our 10% Convertible Promissory Notes to receive more than 676,000 shares of our common stock upon conversion of the outstanding principal amount.  In that case, an investment in our common stock would be diluted to a greater extent than it would be if no adjustment to the conversion price were required to be made.

The value of the 10% Convertible Promissory Notes was allocated between the Debentures and the warrants, including the beneficial conversion feature, which amounted to $399,533 and $445,467, respectively. The discount of $445,467 related to the warrants, including the beneficial conversion feature, is being amortized over the term of the 10% Convertible Promissory Notes. The Company amortized $56,525 to interest expense for the year ended December 31, 2008. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the 10% Convertible Promissory Notes on the accompanying balance sheet. At December 31, 2008, $6,885 of interest has been accrued on these notes.

In addition, as part of the transaction, the Company paid $50,700 and issued common stock purchase warrants to purchase an aggregate of 50,700 shares of common stock at $1.25 per share. The warrants were valued at $47,498 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 3.81%, a dividend yield of 0%, and volatility of 99-103%. These costs, totaling $98,198, are being amortized over the term of the 10% Convertible Promissory Notes.  The Company recorded amortization of $12,603 to interest expense during the year ended December 31, 2008. The unamortized amount is recorded as part of the deferred financing costs in the accompanying balance sheets.

Convertible notes payable consist of the following:

	December 31, 2008	December 31, 2007
10% debentures outstanding	$3,287,754	$2,783,378
Unamortized discount on debentures	(866,225)	(1,548,343)
Convertible notes payable, net	$2,421,529	$1,235,035

At December 31, 2008, all debt is shown as current as it is due before December 31, 2009.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8 – NOTES PAYABLE

7.41% Senior Secured Original Issue Discount Notes
In April and May 2007, the Company sold $405,000 in face amount of its 7.41% Senior Secured Original Issue Discount Notes (“7.41% Notes”) and warrants to purchase 187,500 shares of the Company’s common stock for a purchase price of $375,000. The 7.41% Notes are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning nine months after issuance of the warrant.  Pursuant to the warrant agreements, if the Company issues common stock or common stock equivalents at a price lower than the warrant exercise price (the “Base Share Price”), then the warrant exercise price will be reduced to equal the Base Share Price and the number of warrant shares issuable will be increased so that the aggregate exercise price, after taking into account the decrease, will be equal to the aggregate exercise price prior to the adjustment.  As of December 31, 2008, the exercise price per share of the warrants has not been reduced as a result of the issuance of any of the Company’s common stock or common stock equivalents. The Company has accounted for the debentures according to SFAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company has accounted for the warrants as permanent equity under the guidance of SFAS 133 and EITF 00-19. The value of the 7.41% Notes was allocated between the original issue discount (“OID”), the warrants and the debentures which amounted to $30,000, $112,229 and $262,771, respectively. The discount related to the OID and warrants of $142,229 will be amortized over the one year term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.69%, a dividend yield of 0% and volatility of 124%.

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

The Company recorded $158,702 and $147,650 of interest expense related to the amortization of the discount related to the 7.41% Notes and warrants for the years ended December 31, 2008 and 2007, respectively.

As part of the March 23, 2007 Consent and Waiver, as described above in Note 7, the holders of the Debentures agreed to allow the Company to sell the $864,000 face amount of 7.41% Notes in exchange for warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $128,038 using the Black-Scholes option pricing model with the following assumption: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 124%. These costs were recorded as deferred financing costs and will be amortized over the term of the 7.41% Notes. As part of the issuance of the 7.41% Notes certain officers of the Company transferred to Oceana Partners and Carlin Capital 400,000 shares of common stock valued at $1.00 per share. The value of $400,000 was recorded as deferred financing cost and will be amortized over the term of the 7.41% Notes.  The transfer of shares from the officers was recorded in additional paid-in capital.

The Company recorded amortization of deferred financing costs of $154,011 and $374,027 to interest expense related to the 7.41% Notes during the years ended December 31, 2008 and 2007, respectively.

Pursuant to the Registration Rights Agreement the Company signed in connection with the offering of the 7.41% Notes, the Company was required to register 125% of the number of shares underlying the related Warrants. The Company was required to file a registration statement for this purpose within 180 days following the date that the units were sold, and the Company would be in default of the Registration Rights Agreement if it failed to file the registration statement within 30 days following the expiration of the 180 day period. The Company obtained a Consent and Waiver from the holders of the 7.41% Notes in relation to the liquidated damages under the Registration Rights Agreement.  As more fully described below the Company issued 19,616 shares for payment of $19,616 of liquidated damages.  As of December 31, 2008 and 2007, respectively the Company has recorded $19,143 and $16,821 in accrued expenses – registration rights agreement.

On June 23, 2008, certain holders of the 7.41% Notes converted their notes in the face amount of $216,000 plus accrued interest of $19,101 into 235,101 shares of the Company’s common stock and warrants to purchase 190,498 shares of the Company’s common stock at an exercise price of $1.25 per share.  As the Company’s negotiated conversion was at a price per share identical to the units described in Note 7, no gain or loss was recorded upon the conversion.

On August 6, 2008, certain holders of the 7.41% Notes converted their notes in the face amount of $459,000 plus accrued interest of $31,032 and penalties of $19,616 into 509,648 shares of the Company’s common stock and warrants to purchase 368,059 shares of the Company’s common stock at an exercise price of $1.25 per share.  As the Company’s negotiated conversion was at a price per share identical to the units described in Note 7, no gain or loss was recorded upon the conversion. The Company issued 67,027 warrants to purchase shares of common stock at $1.00 per share for a term of five years, valued at $81,723 per the Black Scholes pricing model, to the placement agent for this conversion.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8 – NOTES PAYABLE (Continued)

During the year ended December 31, 2008, the Company repaid the 7.41% Notes in the face amount of $189,000 and accrued interest on those notes of $17,196.  At December 31, 2008 all of the 7.41% Notes were converted or paid in full.

7.41% Notes payable consist of the following:
	December 31, 2008	December 31, 2007
7.41% notes outstanding	$-	$864,000
Unamortized discount on notes	-	(158,702)
7.41% notes payable, net	$-	$705,298

Note Payable to Shareholder
In March 2008, Gary Guseinov pledged 750,000 shares of his common stock in CyberDefender Corporation to Michael and Casey DeBaecke in exchange for a loan of $160,000, bearing interest at the rate of 18% per annum, made to the Company.  The pledge was non-recourse to Mr. Guseinov in the event the collateral was foreclosed upon due to the Company’s failure to pay the loan.  So long as there was no event of default in connection with the loan, Mr. Guseinov could continue to vote the shares at any annual or special meeting of the shareholders.  The loan was due to be repaid on the earlier of two months from execution of the loan document or two days following the Company’s receipt of over $500,000 in new equity capital.  Additionally, the Company issued warrants to purchase 40,000 shares of the Company’s stock to the lenders.  The warrants may be exercised at a price of $1.25 per share for a period of 5 years.  The discount related to the warrants of $36,092 was amortized over the term of the note. The warrants issued in connection with the note were valued using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 148%. The Company recorded amortization of $36,092 to interest expense during the year ended December 31, 2008. The loan plus accrued interest was paid in full and the pledge cancelled on July 30, 2008.

NOTE 9 - CAPITAL LEASE OBLIGATIONS

The Company leases certain furniture and other equipment under leases with a bargain purchase option through November 2012 at implicit rates ranging from 11.1% to 12.4%. The following is a schedule by fiscal years of the future minimum lease payments under this capital lease together with the present value of the net minimum lease payments at December 31, 2008:

2009	$28,930
2010	9,447
2011	6,753
2012	6,185
Total minimum lease payments	51,315

Less amount representing interest	(7,248)

Present value of minimum capitalized payments	44,067
Less current portion	(27,291)
Long-term capital lease obligations	$16,776

Property and equipment included $105,924 and $103,562 and accumulated depreciation included $49,623 and $31,002 acquired through capital leases as of December 31, 2008 and 2007, respectively. Depreciation expense of $18,621 and $13,608 is included in the total depreciation expense for the years ended December 31, 2008 and 2007. Interest expense under the lease was $6,775 and $6,881 for the years ended December 31, 2008 and 2007, respectively

NOTE 10 - RELATED PARTY TRANSACTIONS

Unionway International, LLC, an entity controlled by Bing Liu, a former officer, provides software development services to the Company. During the years ended December 31, 2008 and 2007, the Company paid Unionway International, LLC $92,000 and $0, respectively. The Company continues to contract for the use of such services as of the date of this filing.

The Company had amounts due to two officers as of December 31, 2007 totaling $22,165. This amount is included in accounts payable in the accompanying balance sheet as of December 31, 2007 and was paid in 2008.

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

In March 2008, Gary Guseinov pledged 750,000 shares of his common stock in CyberDefender Corporation to Michael and Casey DeBaecke in exchange for a loan of $160,000 made to the Company.  The pledge was non-recourse to Mr. Guseinov in the event the collateral was foreclosed upon due to the Company’s failure to pay the loan.  So long as there was no event of default in connection with the loan, Mr. Guseinov could continue to vote the shares at any annual or special meeting of the shareholders.  The loan plus accrued interest was paid in full and the pledge cancelled on July 30, 2008.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company's primary offices are in Los Angeles, California where it entered into a lease on October 19, 2007 which commenced on March 24, 2008 for approximately 4,742 rentable square feet of office space which began upon completion of the tenant improvements with a term of sixty-two months. The base rent is $10,670 per month for year one with 3% annual increases. The lease includes an abatement of the first two months rent as long as the Company abides by all the terms and conditions of the lease and if no event of default occurs. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. Aside from the monthly rent, the Company is required to pay its share of common operating expenses.

Previously, the Company had entered into a lease for office space beginning September 1, 2004 and terminating August 31, 2007. The base rent was $10,619 per month for 2007.

As of December 31, 2008, the Company's future minimum lease payments required under the operating leases with initial or remaining terms in excess of one year are as follows:

Years Ending December 31,
2009	$166,185
2010	166,098
2011	167,450
2012	150,422
2013	60,764
Total	$710,919

Total rent expense for the years ended December 31, 2008 and 2007 was $111,026 and $150,139, respectively, in selling, general and administrative expense.

Employment Agreements
On August 31, 2006, the Company entered into an employment agreement with Gary Guseinov pursuant to which Mr. Guseinov will act as Chief Executive Officer. The agreement is for three years and unless terminated within that period will renew for successive one year periods until terminated. Mr. Guseinov receives compensation of $225,000 per year and is entitled to participate in any bonus compensation plan the Company adopts from time to time, so long as any such bonus does not exceed more than 50% of his base salary for any 12-month period.

On November 23, 2005, the Company entered into an employment agreement with Igor Barash pursuant to which Mr. Barash acts as Chief Information Officer. The agreement is “at will” and can be terminated at any time. Mr. Barash receives compensation of $140,000 per year.

On November 30, 2006, the Company entered into temporary deferred salary arrangements with Mr. Guseinov, Mr. Liu and Mr. Barash in which they agreed to defer 50% of their salary each pay period. This arrangement can be terminated by resolution of the Company’s Board of Directors. The Company has accrued $36,281 and $268,658 of deferred compensation as of December 31, 2008 and 2007.

Litigation

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert its rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of its products. Any of these claims could subject the Company to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or the Company’s policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on the Company’s operations or financial position.

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

The Indemnification Agreements are effective as of the date they were signed and may apply to acts or omissions of the indemnified parties which occurred prior to such date if the indemnified party was an officer, director, employee or other agent of the Company, or was serving at the Company’s request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, at the time such act or omission occurred.  All obligations under the Indemnification Agreements will continue as long as an indemnified party is subject to any actual or possible matter which is the subject of the Indemnification Agreement, notwithstanding an indemnified party’s termination of service as an officer or director.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company appointed Kevin R. Harris, age 40, as its new Chief Financial Officer and member of the Board of Directors.  The Company and Mr. Harris also agreed in principle to enter into a 2-year employment agreement and Indemnification Agreement whereby the Company will pay Mr. Harris an annual salary of $190,000 plus a car allowance of $750 per month and grant to Mr. Harris additional 10-year options to purchase 200,000 shares of common stock at an exercise price of $1.00 per share, vesting as follows: 25,000 of the option shares will vest upon grant; 25,000 of the option shares will vest three months after the grant date; and the balance of 150,000 option shares will vest in equal monthly increments over the term of the agreement.

On January 1, 2009, the Company entered into a consulting agreement with Unionway International, LLC an entity controlled by Mr. Bing Liu, for consulting services. The agreement has a term of three months.  The agreement provides compensation of $9,000 for January 2009 and $4,500 per month for each of February and March 2009.  In addition, Mr. Liu has been granted 10-year options to purchase a total of 18,000 shares of common stock at an exercise price of $1.00 per share vesting over the term of the agreement.  During the term of the agreement, Mr. Liu was paid a one-time bonus of $18,000 related to 2008 achievements.

On January 17, 2009, the Company entered into a consulting agreement with Michael Barrett for consulting services relating to financial management and reporting.  The agreement had a term of two months and contemplated that Mr. Barrett would provide the Company with approximately 10 hours of services per week.  The Company will compensate Mr. Barrett at the rate of $110 per hour and has granted an option to purchase 2,500 shares of common stock at an exercise price of $1.25 per share and a warrant to purchase 2,500 shares of common stock with a term of five years at an exercise price of $1.25 per share, per month for the term of the agreement.  The Options are to expire one year from the termination of the agreement.

On January 30, 2009, the Company entered into a one year lease with its current landlord for approximately 2,395 rentable square feet of additional office space.  The Company is negotiating to occupy approximately 16,000 square feet in the building to accommodate growth and the landlord has agreed to abate the rent of this additional office space while the parties are in active negotiations about this possible expansion.

In January and February 2009, the Company granted to employees, options to purchase a total of 18,500 shares of common stock under the 2006 Plan and the 2005 Plan at a price of $1.25 per share.

In January 2009, the Company completed the sale and issuance of the  Company’s 10% Convertible Promissory Notes as described in footnote 7 above.  Accordingly, the Company received additional gross proceeds of $355,000 and issued warrants to purchase 142,000 shares of common stock with a term of five years at an exercise price of $1.25 per share pursuant to the Offering, and paid its placement agent a total of $21,300 in commissions and issued to its placement agent a five-year warrant to purchase an additional 21,300 shares of the Company’s common stock, at an exercise price of $1.25 per share.

In January 2009, certain holders of the 10% Secured Convertible Debentures converted $50,000 of principal into 50,000 shares of common stock at $1.00 per share.

In February 2009, certain holders of the 10% Secured Convertible Debentures converted $601,439 of principal into 601,439 shares of common stock at $1.00 per share.  In addition, those same holders converted $207,473 of principal amount and accrued interest of certain other debentures received in 2008 into 244,086 shares of common stock at $0.85 per share.

In February 2009, the Company issued 94,628 shares of restricted common stock valued at $1.10 per share to a vendor as settlement for past services rendered.

In March 2009, certain holders of the 10% Secured Convertible Debentures converted $854,163 of principal into 854,163 shares of common stock at $1.00 per share.

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement with GR Match, LLC (“GRM”).  Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf.  During the term of the agreement, which is to continue until August 31, 2010, subject to certain rights of termination, GRM will be the exclusive provider of all media purchasing and direct response production services.  On August 22, 2009, assuming that the agreement has not been terminated, the Company will appoint a representative of GRM to the Company’s board of directors.  This director will continue to serve throughout the term of the agreement and for so long as GRM owns shares of the Company’s common stock or the right to purchase shares of the Company’s common stock which constitute at least 5% of the Company’s issued and outstanding common stock.

The Company is to provide a monthly budget to GRM for media placement.  GRM will purchase the media and invoice the Company for the cost plus 2.5% in overhead expenses incurred in connection with providing the media placement services.  As security for the payment of the media costs and overhead, the Company has agreed to grant to GRM a security interest and lien in any proceeds held in a merchant services account the Company will establish with Lidle Merchant Services.  The purpose of the merchant services account is to collect the proceeds from sales made as a result of the media campaigns.  These sales will be made through websites the Company will establish that will be exclusively used to receive and process orders of the Company’s  products from customers who respond to the media campaign (“direct response websites”).

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 12 – SUBSEQUENT EVENTS (continued)

As compensation for GRM’s services, the Company has agreed to issue a warrant for the purchase of 1,000,000 shares of the Company’s common stock.  The term of the warrant will be 5 years and the exercise price will be $1.25 per share.  This warrant will have both cash and cashless exercise provisions.  This warrant will replace a warrant issued to GRM in November 2008.  The Company will also issue to GRM a second 5 year warrant which will also be for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share.  This warrant may be exercised only for cash.  Finally, the Company has agreed to issue to GRM a 5 year warrant for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  This warrant may be exercised only with cash.  This warrant will be subject to vesting as follows:  for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  If GRM terminates the agreement due to a breach by the Company in the Company’s performance or as a result of the Company’s discontinuance, dissolution, liquidation, winding up or insolvency, or if the Company terminates the agreement for any reason, any unexpired and unvested rights of GRM to purchase shares of the Company’s common stock pursuant to the agreement will immediately vest.

If the average closing price of the Company’s common stock as reported by Bloomberg LP for the 20 trading days preceeding January 1, 2010 is not at least $3.00 per share or if the Company’s common stock is not publicly traded on any stock exchange or over-the-counter market as of December 31, 2009, then the Company shall be required to pay a monthly royalty to GRM.  The royalty will be equal to 20% of gross renewal revenue, which is defined as the aggregate gross revenue, net of refunds and chargebacks, earned by the Company as a result of renewals and/or re-orders of the Company’s products by the Company’s customers who both (i) became customers during the period commencing on March 1, 2009 and ending upon the earlier of (A) the termination date of the agreement or (B) the date following January 1, 2010 when the average closing price of the Company’s common stock as reported by Bloomberg LP for the 20 trading days preceding that date was at least $5.00 per share and (ii) initially purchased any of the Company’s products from any direct response websites.  The Company’s obligation to pay these royalties will survive the expiration of termination of the agreement.

The agreement may be terminated by either the Company or GRM in the following events:

•	if there is a breach or default in performance of any obligation, unless the breach or default is cured with 15 business days following receipt of written notice from the non-breaching party;

•	upon the discontinuance, dissolution, liquidation or winding up of the other party’s business or the insolvency of the other party; or

•	by either party for any reason by giving the other party written notice of the termination at least 30 days prior to the effective date of termination.

After May 30, 2009, GRM may terminate the agreement upon 5 days written notice to the Company in the event that the average media placement costs for any 3 consecutive months during the term are less than $250,000 per month.

If the Company breaches its payment obligations under the agreement and fails to cure the breach within 15 days after receiving notice from GRM, then the number of warrant shares which would otherwise vest during the month of the delinquent payment will automatically double and GRM will have the right to enforce its security interest in the merchant services account.  If the Company breaches its payment obligation more than 3 times, the Company will not be entitled to cure the breach and GRM will be entitled to enforce its rights and remedies under the agreement.

If the agreement is terminated by GRM prior to the expiration of the term because of the Company’s breach, its discontinuance, dissolution, liquidation, winding up or insolvency or because the Company’s average media placement costs for any 3 consecutive months during the term are less than $250,000, or if the Company terminates the agreement upon notice, then, if the Company proposes to procure media purchasing services from a third party which are similar to the services provided by GRM under the agreement, the Company will notify GRM of the terms of such engagement.  GRM will have a period of 15 days to elect to provide the services on the same terms.