Form 10-Q
period 2009-03-31
CYBERDEFENDER CORP
filed 2009-05-15
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 333-138430

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in charter)

California	65-1205833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

617 West 7 th Street, Suite 404, Los Angeles, California 90017
(Address of principal executive offices)

(213) 689-8631
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value, outstanding at May 11, 2009, was 19,358,931 shares.

Part I, Item 1. Financial Statements

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS

ASSETS	March 31, 2009	December 31,
CURRENT ASSETS:	(unaudited)	2008
Cash and cash equivalents	$126,270	$779,071
Accounts receivable	149,554	204,635
Deferred financing costs, net	126,979	324,200
Prepaid expenses	596,997	689,478
Deferred charges, current	1,326,017	811,542

Total Current Assets	2,325,817	2,808,926

PROPERTY AND EQUIPMENT, net	91,114	94,883
DEFERRED CHARGES, less current portion	545,196	239,983
OTHER ASSETS	32,284	26,196

Total Assets	$2,994,411	$3,169,988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,973,196	$3,798,645
Accrued expenses	399,106	331,229
Accrued expenses - registration rights agreement	53,745	53,745
Deferred revenue, current	5,678,810	4,025,026
Convertible notes payable, net of discount	1,440,914	2,421,529
Capital lease obligation, current	24,585	27,291

Total Current Liabilities	11,570,356	10,657,465

DEFERRED REVENUE, less current portion	1,008,388	527,927
DERIVATIVE LIABILITIES	7,139,757	-
CAPITAL LEASE OBLIGATION, less current portion	13,068	16,776

Total Liabilities	19,731,569	11,202,168

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 19,226,723 and 17,350,798 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	8,225,955	6,381,921
Additional paid-in capital	4,942,732	11,398,623
Accumulated deficit	(29,905,845)	(25,812,724)

Total Stockholders’ Deficit	(16,737,158)	(8,032,180)

Total Liabilities and Stockholders’ Deficit	$2,994,411	$3,169,988

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008

REVENUES:
Net sales	$3,191,630	$475,046

COST OF SALES	679,704	73,985

GROSS PROFIT	2,511,926	401,061

OPERATING EXPENSES:
Advertising	3,743,694	269,088
Product development	299,737	109,968
Selling, general and administrative	1,251,557	637,228
Investor relations and other related consulting	1,220,002	200,000
Depreciation and amortization	10,336	9,828
Total Operating Expenses	6,525,326	1,226,112

LOSS FROM OPERATIONS	(4,013,400)	(825,051)

OTHER INCOME (EXPENSE):
Change in the value of derivative liabilities	109,058	-
Interest expense	(912,509)	(650,784)
Total Other Expense, net	(803,451)	(650,784)

LOSS BEFORE INCOME TAX EXPENSE	(4,816,851)	(1,475,835)

INCOME TAX EXPENSE	200	200

NET LOSS	$(4,817,051)	$(1,476,035)

Basic and fully diluted net loss per share	$(0.27)	$(0.10)

Weighted Average Shares Outstanding:
Basic and fully diluted	17,990,516	14,289,259

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,817,051)	$(1,476,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	563,215	315,826
Change in value of derivative liabilities	(109,058)	-
Depreciation and amortization	10,336	9,828
Compensation expense from vested stock options	85,208	29,505
Amortization of deferred financing costs	236,718	242,588
Shares issued for penalties and interest	35,615	243,081
Shares and warrants issued for services	1,323,038	200,000

Changes in operating assets and liabilities:
Accounts receivable	55,081	(11,695)
Prepaid expenses	92,481	(7,764)
Deferred charges	(819,688)	(20,886)
Other assets	(6,088)	(4,538)
Accounts payable and accrued expenses	242,428	(53,004)
Deferred revenue	2,134,245	389,629
Cash Flows Used In Operating Activities:	(973,520)	(143,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,567)	-
Cash Flows Used In Investing Activities	(6,567)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable, net of commissions	333,700	160,000
Principal payments on capital lease obligation	(6,414)	(5,885)
Proceeds from sale of stock, net of cash issuance costs	-	175,000
Cash Flows Provided by Financing Activities	327,286	329,115

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(652,801)	185,650

CASH AND CASH EQUIVALENTS, beginning of period	779,071	236,995

CASH AND CASH EQUIVALENTS, end of period	$126,270	$422,645

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Supplemental disclosures of cash flow information:
Income taxes paid	$-	$-
Cash paid for interest	$2,132	$2,813

Supplemental schedule of non-cash financing activities:
Property and equipment acquired through capital lease obligation	$-	$2,362
Discount on note payable	$158,887	$36,092
Warrants issued in connection with sale of stock	$18,197	$118,058
Conversion of notes payable to common stock	$1,739,943	$-
Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$723,930	$-
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$7,065,940	$-
Value of new warrants and embedded conversion features recorded to derivative liabilities	$906,805	$-

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by CyberDefender Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The results for the three-month interim period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
The Company, based in Los Angeles, California, is a provider of secure content management software. The Company develops and licenses security software and related services. The Company’s goal is to bring to market advanced solutions to combat and prevent online information theft, unwanted advertisements, spam, Internet viruses, spyware and related computer threats.

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

In November 2006, the Company launched its new Internet security suite called CyberDefender FREE 2.0 that is free to the subscriber. Revenues are earned from advertising networks which pay the Company to display advertisements inside the software. CyberDefender Early Detection Center is a version of the same software, without the advertising, which is paid for by the subscriber. The annual subscription rate for the version without ads ranges from $12.99 to $49.99, depending on the marketing or distribution channels used by the Company.

On September 27, 2007, the Company announced the launch of CyberDefenderULTIMATE™ and CyberDefenderCOMPLETE™.  These are enhanced versions of its security software.  For an annual fee, CyberDefenderULTIMATE™ provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE™ provides a one-time fix to a customer’s computer and year-round unlimited anti-malware support for a subscriber’s computer.  These new security suites also include 2 gigabytes of online backup.  These products are sold for $99.95 to $299.99, depending on the marketing or distribution channels used by the Company.

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

The Company’s interim financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses on a GAAP basis of $4,817,051 during the three months ended March 31, 2009 however, as reflected on the Statement of Cash Flows, the Company’s cash used in operations was $973,520 during the three months ended March 31, 2009.  In addition, the Company has negative working capital of $9,244,539, of which a large portion relates to deferred revenue and an accumulated deficit of $29,905,845, of which a large portion relates to non-cash charges for the value of equity issued over the years, at March 31, 2009.  These items raise substantial doubt about the Company’s ability to continue as a going concern. The Company is confident that the recent increases in sales volume, as evidenced by sales receipts in the current quarter of more than $5 million, will provide the Company with a significant renewable revenue stream related to the ongoing license renewals of thousands of customers that the Company is acquiring every month. However, until these renewals along with new sales of the products provide the Company with the revenue it needs to attain profitability, the Company intends to continue to raise money for operating capital through sales of its securities or by borrowing money.  From inception through March 31, 2009, the Company has raised $6,435,000 from debt financing and $1,810,000 from equity financing to develop software and to build out a management team capable of delivering its products to market. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. Management cannot assure that any future financing arrangements will be available in amounts or on terms acceptable to the Company. If additional future financing is not available or is not available on acceptable terms, the Company may be unable to continue its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company currently has no firm agreements with any third parties for any future transactions and future financings.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
To conform to the current year's presentation, as a result of management's continuing analysis of its operating activities, the Company reclassified $73,985 related to amounts previously classified as operating expense to costs of sales with no effect on previously reported net loss.  In addition, the Company reclassified $200,000 related to amounts previously classified as selling, general & administrative to investor relations and other related consulting expense with no effect on previously reported net loss.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, realization of accounts receivables, recoverability of prepaid expenses, deferred charges and long-lived assets, value of shares and options/warrants granted, valuation of derivative liabilities and valuation of deferred tax assets. Actual results could differ from those estimates and assumptions.

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

Reserves for Product Returns
The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs when a customer contacts their issuing credit card company directly to request a refund instead of contacting the Company.  The Company’s third party processor is usually notified within 30 days of any chargebacks by the issuing credit card company.  The third party processor reduces the amounts due to the Company as a result of any chargeback during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the sale event and are recorded prior to closing the previous month’s accounting records.  The Company may voluntarily accept returns from a customer after 30 days of purchase. The returns are charged against revenues upon receipt. As of March 31, 2009 and 2008, the Company had $0 accrued for customer returns and chargebacks, based on historical returns.

Concentrations of Risk
Revenues are concentrated in the software industry which is highly competitive and rapidly changing.   Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new technologies or capabilities could adversely affect operating results.

As of March 31, 2009, all of our cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.  As of March 31, 2009, the Company had a balance of approximately $537,000 in excess of the FDIC limit.

Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. For the three months ended March 31, 2009 and 2008, advertising expense amounted to $3,743,694 and $269,088, respectively.  Advertising purchased from four vendors accounted for 92% and 95% of the Company’s total advertising expense for the three months ended March 31, 2009 and 2008, respectively.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Income Taxes
The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income taxes are recorded to reflect tax consequences on future years for the differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company does not have any unrecognized tax benefits as of March 31, 2009 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March 31, 2009.

Software Development Costs
The Company accounts for software development costs in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed.” Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There have been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development expense. For the three months ended March 31, 2009 and 2008, product development costs were $299,737 and $109,968, respectively.

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before March 31, 2009 which are applicable to the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company is evaluating the impact SFAS141R will have on any future business combinations.

CYBERDEFENDER   CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Recently Issued Accounting Pronouncements(Continued)
Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, " Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 8,326,036 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an average exercise price of $1.16 and expiration dates through February 2014. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in September 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $7,065,940  to beginning additional paid in capital, $723,930 to opening retained earnings and $6,342,010 to a long-term derivative liability to recognize the fair value of such warrants and embedded conversion features on such date. During the three months ended March 31, 2009, the Company issued 1,192,000 common stock purchase warrants that contained features that required the Company to record the fair value as a derivative liability.  In addition, the value related to the embedded conversion feature of convertible notes issued during the current period were also recorded as a derivative liability. The fair value of these common stock purchase warrants and the embedded conversion feature on their respective value date for the three months ended March 31, 2009 was $906,805.  The total value of these derivative liabilities declined to $7,139,757 as of March 31, 2009. As such, we recognized a $109,058 gain from the change in fair value of these warrants for the three months ended March 31, 2009.

All future changes in the fair value of these warrants and embedded conversion features will be recognized currently in earnings until such time as the warrants are exercised or expire and the debt is converted to common stock or repaid. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31,	January 1,
	2009	2009
Annual dividend yield	0.0%	0.0%
Average expected life (years)	3.60	3.78
Risk-free interest rate	2.82%	2.42%
Expected volatility	94%	98%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond back to October 2007 when the Company’s shares began trading. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on 10-year U.S. Treasury securities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Level 1	Level 2	Level 3	2009
Fair value of warrants	-	$6,825,120	-	$6,825,120
Fair value of embedded conversion feature related to convertible notes	-	314,637	-	$314,637

Total	$-	$7,139,757	$-	$7,139,757

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Loss Per Share
In accordance with SFAS No. 128, “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2009 and 2008, there were 15,329,433 and 10,216,817 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

NOTE 3 – RESTRICTED CASH

Under a credit card processing agreement with a financial institution the Company was required to maintain a security reserve deposit as collateral.  The amount of the deposit was at the discretion of the financial institution and as of March 31, 2009 and December 31, 2008 was $15,000.  This amount is included in prepaid expenses on the accompanying balance sheets.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common Stock
On October 18, 2007, the Company began an offering of units. Each unit consisted of 25,000 shares of common stock and a warrant to purchase 18,750 shares of common stock at an exercise price of $1.25 per share. The warrants have a term of five years. Pursuant to the warrant agreements, from and after the warrant issue date, in the event the Company sells common stock for less than the exercise price or issues securities convertible into or exercisable for common stock at a conversion price or exercise price less than the exercise price (a “Dilutive Issuance”), then the exercise price shall be multiplied by a fraction, the numerator of which is the number of shares of common stock sold and issued at the closing of such Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of such Dilutive Issuance would purchase at the exercise price, and the denominator of which is the number of shares of common stock issued and outstanding on the date of such Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of such Dilutive Issuance. As of March 31, 2009, the exercise price per share of the warrants has not been reduced as a result of any Dilutive Issuance. The purchase price was $25,000 per unit.

During February and March, 2008, the Company raised $175,000 through this offering and issued 175,000 shares of common stock and warrants to purchase 131,250 shares of common stock.  The warrants issued in connection with the units were valued at $118,058 using the Black-Scholes option pricing model.  Issuance costs consisted of a 7% cash fee and an additional warrant to purchase 8,750 shares of common stock with an exercise price of $1.00 per share valued at $7,895 using the Black-Scholes option pricing model.  In May 2008, the Company updated the agreement prospectively with the placement agent to increase both the cash and warrant placement fees from 7% to 9% as well as to provide to the placement agent a 2.5% cash expense allowance.

On February 12, 2008, the Company entered into a consulting agreement with New Castle Consulting. Pursuant to this agreement, New Castle provided investor relations services to the Company for a period of 6 months in exchange for payment of $4,500, which was made in conjunction with the execution of the agreement, a monthly fee of $4,500 the payment of which began in March 2008, the issuance of 100,000 shares of restricted common stock valued at $100,000 and an indemnity.  As the shares were unforfeitable upon issuance and there was no guarantee of future benefit to be provided, the value of the shares was expensed upon issuance to investor relations and other related consulting expense in the quarter ended March 31, 2008.

On February 14, 2008, the Company entered into a consulting agreement with Kulman IR. Pursuant to this agreement, Kulman  was to provide investor relations services to the Company for a period of 12 months in exchange for a monthly fee of $3,500, the issuance of 100,000 shares of restricted common stock valued at $100,000, the payment of pre-approved expenses incurred by Kulman in discharging its obligations under the agreement and cross-indemnities. In regards to the stock that was issued, 50,000 shares vested immediately, 25,000 shares vested on August 7, 2008 and the remaining 25,000 shares were to vest on October 7, 2008. During August 2008, the Company terminated the agreement and cancelled the 25,000 unvested shares. As there was no guarantee of future benefit to be provided, the value of the vested shares was expensed upon issuance to investor relations and other related consulting expense in the quarter ended March 31, 2008.

In February 2009, the Company issued 94,628 shares of restricted common stock valued at $1.10 per share to a vendor as settlement for past services rendered.

See Note 5 for additional shares issued during the three months ended March 31, 2009 related to the convertible notes payable.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

Stock warrants
On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview will provide investor relations services for a period of 6 months in exchange for warrants to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately with an estimated fair value of $716,997 using the Black-Scholes pricing model, and 270,000 warrants were to vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009.  The 270,000 warrants that vested on December 1, 2008 had an estimated fair value of $204,619 using the Black Scholes pricing model.  These warrants have been expensed to investor relations and other related consulting services. Either party may terminate the agreement with fifteen days written notice.  At December 31, 2008, 1,080,000 warrants are unvested and forfeitable. At January 1, 2009, the Company amended the vesting schedule in the Newview warrant to vest the remaining 1,080,000 on the first of each month from January 1, 2009 to June 1, 2009 at the rate of 180,000 warrants per month.  As such, 540,000 warrants vested during the three months ended March 31, 2009 and the value of $502,891 using the Black Scholes pricing model was expensed to investor relations and other consulting.  At March 31, 2009, 540,000 warrants are unvested and forfeitable.

On January 17, 2009, the Company entered into a two month consulting agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted warrants to purchase 2,500 shares of common stock with a term of five years at an exercise price of $1.25 per share, per month for the term of the agreement.  The fair value of these warrants for the two months was $3,753 using a Black Scholes pricing model and were expensed during the current period to investor relations and other consulting expense.

On October 30, 2008, the Company executed a letter of intent with a subsidiary of Guthy-Renker, Guthy Renker Match, LLC (“GRM”) to create, market and distribute direct response advertisements to sell the Company’s products.  GRM is responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,495 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized at the time of issuance and has been expensed over the five month term of service. For the three months ending March 31, 2009, the Company expensed $570,897 to investor relation and other consulting expense.  Subsequent to December 31, 2008, the Company entered into a Media and Marketing Services Agreement with GRM as described below, and amended this warrant.

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement with GRM.  Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf.  During the term of the agreement, which is to continue until August 31, 2010, subject to certain rights of termination, GRM will be the exclusive provider of all media purchasing and direct response production services.  On June 23, 2009, assuming that the agreement has not been terminated, the Company will appoint a representative of GRM to the Company’s board of directors.  This director will continue to serve throughout the term of the agreement and for so long as GRM owns shares of the Company’s common stock or the right to purchase shares of the Company’s common stock which constitute at least 5% of the Company’s issued and outstanding common stock.

As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants described below.  None of the amended terms resulted in an accounting change to the warrant.  In conjunction with the execution of the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second 5 year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share valued at $712,303 using the Black-Scholes pricing model of which $142,461 was expensed during the three months ended March 31, 2009 to investor relations and other consulting.  The fair value of the warrant was capitalized at the time of issuance and will be expensed over the five month expected term of service. This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a 5 year warrant for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  This warrant may be exercised only with cash.  This warrant will be subject to vesting as follows:  for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of March 31, 2009, the right to purchase 50,000 of the 8,000,000 warrant shares has vested and was valued at $35,615 using the Black-Scholes pricing model.  The fair value of these 50,000 vested warrants have been expensed to interest expense as the warrants represent compensation to GRM for the advancement of media costs on the Company’s behalf. The remaining 7,950,000 warrants are not guaranteed to vest as they are contingent on GRM advancing media placement costs, as such, these unvested warrants have not been included or accounted for as outstanding dilutive securities at March 31, 2009.

If GRM terminates the agreement due to a breach by the Company in the Company’s performance or as a result of the Company’s discontinuance, dissolution, liquidation, winding up or insolvency, or if the Company terminates the agreement for any reason, any unexpired and unvested rights of GRM to purchase shares of the Company’s common stock pursuant to the agreement will immediately vest. If the Company breaches its payment obligations under the agreement and fails to cure the breach within 15 days after receiving notice from GRM, then the number of warrant shares which would otherwise vest during the month of the delinquent payment will automatically double.

See Note 5 for additional warrants issued during the three months ended March 31, 2009 related to the convertible notes payable.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

The following represents a summary of the warrants outstanding at March 31, 2009 and 2008 and changes during the three months then ended:

	Three Months Ended
	March 31, 2009			March 31, 2008

		Weighted			Weighted
	Number	Average	Aggregate	Number	Average	Aggregate
	of	Exercise	Intrinsic	Of	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Prices	Value

Outstanding, beginning of period	11,029,890	$1.14		5,741,306	$1.05

Issued	1,218,300	$1.25		171,250	$1.25
Expired/forfeited	-	-		-	-
Exercised	-	-		-	-
Outstanding, end of period	12,248,190	$1.16		5,912,556	$1.06

Exercisable, end of period	11,708,190	$1.15	-	5,912,556	$1.06	-

The following table summarizes information about warrants outstanding at March 31, 2009:

Exercise Price	Number of Warrant Shares	Weighted Average Remaining Contractual Life (Years)
$1.00	3,806,600	2.53
$1.01	779,432	6.69
$1.20	400,000	3.26
$1.25	7,262,158	3.84

	12,248,190

The outstanding warrants at March 31, 2009 are held by consultants and other service providers, stockholders, and former noteholders.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

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

On March 31, 2008, the Company granted to Michael Barrett, the Company’s former Chief Financial Officer, an option to purchase 20,000 shares of common stock under the 2006 Plan, at a price of $1.00 per share.

In January 2009, the Company granted Kevin Harris, the Company’s Chief Financial Officer, an option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share, vesting as follows: 25,000 of the option shares will vest upon grant; 25,000 of the option shares will vest three months after the grant date; and the balance of 150,000 option shares will vest in equal monthly increments over the term of his employment agreement.  In addition, per the terms of the employment agreement, the Company granted an option to purchase 25,000 shares of common stock at an exercise price of $1.00 per shares, vesting evenly over 24 months, as bonus compensation.

On January 1, 2009, the Company entered into a three month consulting agreement with Unionway International, LLC, an entity controlled by Mr. Bing Liu, for consulting services.  As part of the agreement, Mr. Liu has been granted 10-year options to purchase a total of 18,000 shares of common stock at an exercise price of $1.00 per share vesting over the term of the agreement as compensation for 2008 achievements.  In addition, Mr. Liu has been granted 10-year options to purchase 5,000 shares of common stock at an exercise price of $1.00 per share vesting 2,500 on January 1, 2009, 1,250 on February 1, 2009 and 1,250 on March 1, 2009.

On January 17, 2009, the Company entered into a two month consulting agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted options to purchase 2,500 shares of common stock at an exercise price of $1.25 per share, per month for the term of the agreement.  The Options are to expire one year from the termination of the agreement.

In January and February 2009, the Company granted to employees options to purchase a total of 38,000 shares of common stock under the 2006 Plan and the 2005 Plan at a price of $1.25 per share.

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Three Months ended
	March 31, 2009		March 31, 2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	1,444,084	$0.83	1,316,384	$0.75

Granted	291,000	$1.04	20,000	$1.00

Exercised	-	$-	-	$-

Cancelled	(30,083)	$1.22	(32,500)	$1.12

Outstanding, end of period	1,705,001	$0.86	1,303,884	$0.74

Exercisable, end of period	1,154,016	$0.75	1,114,988	$0.69

The weighted-average grant date fair value of options granted during the three months ended March 31, 2009 and 2008 was $0.79 and $0.90 per option, respectively.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

As of March 31, 2009 and 2008, 550,985 and 188,896 of the options granted are not vested with an estimated remaining value of $364,408 and $132,110, respectively. At March 31, 2009, 1,154,016 of these options were exercisable with a weighted average remaining contractual term of 7.2 years. The weighted average remaining contractual life of all options outstanding at March 31, 2009 is 7.8 years.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $85,208 and $29,505 for the three months ended March 31, 2009 and 2008, respectively.

There were no stock options exercised during the three months ended March 31, 2009 and 2008.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On September 12, 2006, the Company entered into a Securities Purchase Agreement with 13 accredited investors pursuant to which it sold 10% secured convertible debentures (the “Debentures”) in the aggregate principal amount of $3,243,378 and common stock purchase warrants to purchase an aggregate of 3,243,378 shares of the Company’s common stock at $1.00 per share (the “Base Conversion Price”). The debenture holders have the right to convert the Debentures into 3,243,378 shares of common stock. The Debentures mature on September 12, 2009 and bear interest at the rate of 10% per year, payable quarterly. If, during the time that the Debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the Debentures will be reduced. As of March 31, 2009, the conversion price of the Debentures has not been reduced.

Under the terms of the Registration Rights Agreement executed in conjunction with the offering, the Company is obligated to register for resale at least 130% of the shares of its common stock issuable upon the conversion of the Debentures and the exercise of the common stock purchase warrants. However, the agreement also prohibits the Company from registering shares of common stock on a registration statement that total more than one-half of the issued and outstanding shares of common stock, reduced by 10,000 shares.

If a registration statement was not filed within 30 days of the sale of the Debentures, or was not effective 120 days from the date of the sale of the Debentures, which was January 10, 2007, or if the Company did not respond to an SEC request for information during the registration period within 10 days of notice, the Company was required to pay to each holder of its Debentures an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate subscription amount paid by each holder. The Company, (1) was liable for liquidated damages with respect to any warrants or warrant shares, (2) was not liable for liquidated damages in excess of 1.5% of the aggregate subscription amount of the holders in any 30-day period, and (3) the maximum aggregate liquidated damages payable to a holder was 18% of the aggregate subscription amount paid by such holder up to a maximum aggregate liquidated damages of 18% of the total amount of the Debentures, or $583,808. If the Company failed to pay any partial liquidated damages in full within seven days after the date payable, the Company would pay interest at a rate of 18% per annum to the holder, accruing daily from the date such partial liquidated damages were due until such amounts, plus all such interest, were paid in full. The partial liquidated damages applied on a daily pro-rata basis for any portion of a month.

Pursuant to Amendments No. 1 to the Registration Rights Agreement, the holders of the Company’s Debentures agreed to extend the filing date of the registration statement to October 31, 2006, and pursuant to Amendment No. 2 to the Registration Rights Agreement, the holders of the Company’s Debentures agreed to extend the filing date of the registration statement to November 3, 2006. The Company did not meet the 10 day response period for responding to an SEC request for additional information nor did the Company meet the target registration statement effectiveness date of January 10, 2007. The holders did not agree to waive the liquidated damages that accrued due to the Company’s failure to meet the 10 day period for responding to an SEC request for additional information nor did the holders agree to waive the liquidated damages that accrued due to the Company’s failure to have the registration statement declared effective by January 10, 2007.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

The Company was also required to make an interest payment to the Debenture holders on April 1, 2007. The Consent and Waiver allowed the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder. For payment of the Debenture holder’s pro rata portion of the April 1 interest payment, the Debenture holder could choose to increase the principal amount of his Debenture by his pro-rata share of the accrued interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the Debenture holders pro rata portion of the liquidated damages, each Debenture holder had the same choice, that is, either to increase his Debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the Debenture holders were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company would be required to issue up to a total of 566,336 shares of the Company’s common stock. The Consent and Waiver allowed the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents. The Company issued 180,187 shares in November and December 2007 as partial payment for these liquidated damages valued at $153,167. At December 31, 2007, $16,750 of these damages remained in accrued expenses - registration rights agreement. The Company issued 15,407 shares in January and February 2008 as partial payment for these liquidated damages valued at $13,097. At December 31, 2008 and March 31, 2009, $3,653 of these damages remained in accrued expenses - registration rights agreement. The Company issued 190,090 shares in November and December 2007 as partial payment for the April 1 interest payment of $161,580. The Company issued 15,669 shares in January and February 2008 as partial payment for the April 1 interest payments of $13,319.  At December 31, 2008 and March 31, 2009, $3,859 remained in accrued interest.

The Consent and Waiver allowed the Company to issue to Oceana Partners, LLC, without triggering the anti-dilution rights, 50,000 shares of common stock in consideration for research coverage for a 12-month period.

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726. On September 21, 2007 the Company received from the holders of the Debentures a second Consent and Waiver. The holders of the Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. The Company issued 135,063 shares in February 2008 as partial payment for these liquidated damages valued at $106,518. The Company issued 94,952 shares in February 2008 as partial payment for the July 1 and October 1, 2007 interest payments of $110,147. At December 31, 2008 and March 31, 2009, $26,213 of these damages remained in accrued expenses - registration rights agreement.

The Company did not meet the August 18, 2007 date to file a second registration statement. As a result, the Company incurred additional liquidated damages for the period August 18 through December 19, 2007 of $194,603.  The Company received from the holders of the Debentures a third Consent and Waiver, dated February 13, 2008 and amended on August 19, 2008. The third Consent and Waiver waived the requirement included in the Debentures and the Registration Rights Agreement that the Company file a second registration statement, waived the liquidated damages that accrued from and after December 19, 2007 and waived the payment of any interest that would have accrued on the liquidated damages. The holders of the Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on January 1, 2008 and as payment of the liquidated damages accrued prior to December 19, 2007 under the Registration Rights Agreement. In August 2008, a holder of the Debentures converted $6,000 of accrued liquidated damages into 6,000 shares of common stock as more fully described below. In September 2008, the Company issued $64,422 in additional debentures as payment of liquidated damages, which included $4,422 of penalty interest, and $26,868 in additional debentures as payment for quarterly interest due on January 1, 2008, which included $1,868 of penalty interest. The additional debentures had a term of 18 months and are convertible at $0.85 per share.  During October and December 2008, the Company issued $349,494 in additional debentures as payment of liquidated damages, quarterly interest, and penalty interest.  These additional debentures also have a term of 18 months and are convertible at $0.85 per share. The Company issued 3,750 shares in December 2008 as partial payment for these liquidated damages valued at $3,750.   At December 31, 2008 and March 31, 2009, $4,732 remained in accrued expenses - registration rights agreement.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

According to the terms of the Debentures, the Company is to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due.  To date, holders of the Debentures have agreed to accept the Company’s securities as payment of the interest obligation, in lieu of cash.  The Company failed to make the interest payments that were due on April 1, and July 1, 2008, totaling $139,169. On September 22, 2008 the Company received from the holders of the Debentures a fourth Consent and Waiver of defaults of the Debentures. The holders of the Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on April 1, July 1, and October 1, 2008, totaling $205,740.  In August 2008, certain holders of the Debentures converted $8,694 of accrued interest into 8,694 shares of common stock as more fully described below. During October and December 2008, the Company issued $349,494 in additional debentures as payment of liquidated damages, quarterly interest, and penalty interest.  The additional debentures have a term of 18 months and are convertible at $0.85 per share. The Company issued 6,250 shares in December 2008 as partial payment for interest valued at $6,250.  At December 31, 2008, $5,915 remained in accrued interest. The Company recorded $45,916 in accrued interest as of March 31, 2009 for the April 1, 2009 interest payment.  The Company intends to make these interest payments in cash.

The holders of certain shares and warrants for the purchase of common stock issued in conjunction with the sale of the Company’s Secured Convertible Promissory Notes during the period from November 2005 through March 2006, which were converted on September 12, 2006, also have certain registration rights. These holders agreed to defer their rights to require registration of their securities on the registration statement the Company filed; however, they have maintained the rights to piggyback on future registration statements filed by the Company.

The Company has accounted for the Debentures according to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” FSP EITF 00-19-2, EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ”,  EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments and EITF 07-5 "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  The Company has accounted for the registration rights arrangement under the guidance of FSP EITF 00-19-2 and the warrants and the embedded conversion feature as derivative liabilities under the guidance of EITF 07-5, see Note 2. The value of the Debentures was allocated between the Debentures, the registration rights arrangement and the warrants, including the beneficial conversion feature, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the beneficial conversion feature, is being amortized over the term of the Debentures. The Company amortized $398,391 and $221,192 to interest expense for the three months ended March 31, 2009 and 2008, respectively. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the Debentures on the accompanying balance sheet.

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options were valued at $374,531 using the Black-Scholes option pricing model. These costs, totaling $1,592,046, are being amortized over the term of the Debentures. The Company recorded amortization of $199,165 and $110,579 to interest expense related to the Debentures during the three months ended March 31, 2009 and 2008. The unamortized amount is recorded as part of the deferred financing costs in the accompanying balance sheet.

In November and December 2007, certain holders of the Debentures converted $460,000 of notes and $48,406 of accrued interest into 508,406 shares of common stock at $1.00 per share. The unamortized discount of $253,481 on the converted notes was recorded as interest expense at the time of the conversion.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

In January 2009, certain holders of the Debentures converted $50,000 of principal into 50,000 shares of common stock at $1.00 per share.  The unamortized discount of $10,596 and the unamortized debt issuance costs of $5,297 on the converted notes were recorded as interest expense at the time of the conversion.

In February 2009, certain holders of the Debentures converted $601,439 of principal into 601,439 shares of common stock at $1.00 per share.  The unamortized discount of $111,523 and the unamortized debt issuance costs of $55,753 on the converted notes were recorded as interest expense at the time of the conversion.  In addition, those same holders converted $207,473 of principal amount and accrued interest of certain other debentures received in 2008 into 244,086 shares of common stock at $0.85 per share.

In March 2009, certain holders of the Debentures converted $854,163 of principal into 854,163 shares of common stock at $1.00 per share. The unamortized discount of $135,759 and the unamortized debt issuance costs of $67,869 on the converted notes were recorded as interest expense at the time of the conversion.  In addition, certain holders of the 10% convertible debentures converted $26,868 of principal into 31,609 shares of common stock at $0.85 per share.

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

Per the Consent and Waiver discussed above, in November and December, 2008 the Company entered into a Securities Purchase Agreement, that also included registration rights, with certain accredited investors to which it sold 10% Convertible Promissory Notes in the aggregate principal amount of $845,000, which may be converted at the price of $1.25 per share (subject to adjustment as discussed below) into an aggregate of 676,000 shares of common stock.  In conjunction with the sale of the 10% Convertible Promissory Notes, the Company issued common stock purchase warrants to purchase an aggregate of 338,000 shares of common stock at $1.25 per share.   In January 2009, the Company completed the sale and issuance of the Company’s 10% Convertible Promissory Notes. Accordingly, the Company received additional gross proceeds of $355,000, which may be converted at the price of $1.25 per share (subject to adjustment as discussed below) into an aggregate of 284,000 shares of common stock.  In conjunction with the sale of the 10% Convertible Promissory Notes, the Company issued common stock purchase warrants to purchase an aggregate of 142,000 shares of common stock at $1.25 per share and paid its placement agent a total of $21,300 in commissions and issued to its placement agent a five-year warrant to purchase an additional 21,300 shares of the Company’s common stock, at an exercise price of $1.25 per share.

If, during the time that the 10% Convertible Promissory Notes are outstanding, we sell or grant any option to purchase (other than options issued to our employees, officers, directors or consultants), or sell or grant any right to re-price our securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock at a price per share that is lower than the conversion price of these notes, then the conversion price of the 10% Convertible Promissory Notes will be reduced according to the following weighted average formula:  the conversion price will be multiplied by a fraction the denominator of which will be the number of shares of common stock outstanding on the date of the issuance plus the number of additional shares of common stock offered for purchase and the numerator of which will be the number of shares of common stock outstanding on the date of such issuance plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at the conversion price.  A reduction in the conversion price resulting from the foregoing would allow holders of our 10% Convertible Promissory Notes to receive more than 960,000 shares of our common stock upon conversion of the outstanding principal amount.  In that case, an investment in our common stock would be diluted to a greater extent than it would be if no adjustment to the conversion price were required to be made.

The total value of the 10% Convertible Promissory Notes was allocated between the 10% Convertible Promissory Notes and the warrants, including the beneficial conversion feature, which amounted to $595,646 and $604,354, respectively. The discount of $604,354 related to the warrants, including the beneficial conversion feature, is being amortized over the term of the 10% Convertible Promissory Notes. The Company amortized $164,824 to interest expense related to the 10% Convertible Promissory Notes for the three months ended March 31, 2009. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the 10% Convertible Promissory Notes on the accompanying balance sheets. At March 31, 2009, $35,799 of interest has been accrued on these notes.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

In addition, as part of the transaction, the Company paid $72,000 and issued common stock purchase warrants to purchase an aggregate of 72,000 shares of common stock at $1.25 per share. The warrants were valued at $65,695 using the Black-Scholes option pricing model. These costs, totaling $137,695, are being amortized over the term of the 10% Convertible Promissory Notes.  The Company recorded amortization of $37,553 to interest expense during the three months ended March 31, 2009. The unamortized amount is recorded as part of the deferred financing costs in the accompanying balance sheet.

Convertible notes payable consist of the following:

	March 31, 2009	December 31, 2008
10% debentures outstanding	$1,902,811	$3,287,754
Unamortized discount on debentures	(461,897)	(866,225)
Convertible notes payable, net	$1,440,914	$2,421,529

NOTE 6 - NOTES PAYABLE

7.41% Senior Secured Original Issue Discount Notes

During 2007, the Company sold $864,000 in face amount of its 7.41% Senior Secured Original Issue Discount Notes (“7.41% Notes”) and warrants to purchase 400,000 shares of the Company’s common stock for a purchase price of $800,000. The 7.41% Notes are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning nine months after issuance of the warrant. Pursuant to the warrant agreements, if the Company issues common stock or common stock equivalents at a price lower than the warrant exercise price (the “Base Share Price”), then the warrant exercise price will be reduced to equal the Base Share Price and the number of warrant shares issuable will be increased so that the aggregate exercise price, after taking into account the decrease, will be equal to the aggregate exercise price prior to the adjustment. As of March 31, 2009, the exercise price per share of the warrants has not been reduced as a result of the issuance of any of the Company’s common stock or common stock equivalents. The Company has accounted for the debentures according to SFAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company has accounted for the warrants as equity derivative liability under the guidance of EITF 07-5, see Note 2. The value of the 7.41% Notes was allocated between the original issue discount (“OID”), the warrants and the debentures which amounted to $64,000, $242,352 and $557,648, respectively. The discount related to the OID and warrants of $306,352 will be amortized over the one year term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued using the Black-Scholes option pricing model.

The Company recorded $0 and $76,588 of interest expense related to the amortization of the discount related to 7.41% Notes and warrants for the three months ended March 31, 2009 and 2008, respectively.

As part of the second Consent and Waiver described above in Note 5, the holders of the Debentures agreed to allow the Company to sell the $864,000 face amount of 7.41% Notes in exchange for warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $128,038 using the Black-Scholes option pricing model with the following assumption: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 124%. These costs were recorded as deferred financing costs and will be amortized over the term of the 7.41% Notes. As part of the issuance of the 7.41% Notes certain officers of the Company transferred to Oceana Partners and Carlin Capital 400,000 shares of common stock valued at $1.00 per share. The value of $400,000 was recorded as deferred financing cost and was amortized over the term of the 7.41% Notes. The transfer of shares from the officers was recorded in additional paid-in capital.

The Company recorded amortization of deferred financing costs of $0 and $132,010 to interest expense related to the 7.41% Notes during the three months ended March 31, 2009 and 2008, respectively.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - NOTES PAYABLE (Continued)

Pursuant to the Registration Rights Agreement the Company signed in connection with the offering of the 7.41% Notes, the Company was required to register 125% of the number of shares underlying the related warrants. The Company was required to file a registration statement for this purpose within 180 days following the date that the units were sold, and the Company would be in default of the Registration Rights Agreement if it failed to file the registration statement within 30 days following the expiration of the 180 day period. The Company obtained a Consent and Waiver from the holders of the 7.41% Notes in relation to the liquidated damages under the Registration Rights Agreement.  As more fully described below the Company issued 19,616 shares for payment of $19,616 of liquidated damages.  As of March 31, 2009 and December 31, 2008, the Company has recorded $19,143 in accrued expenses – registration rights agreement.

During 2008, certain holders of the 7.41% Notes converted their notes in the face amount of $675,000 plus accrued interest of $50,133 and penalties of $19,616 into 744,749 shares of the Company’s common stock and warrants to purchase 558,557 shares of the Company’s common stock at an exercise price of $1.25 per share.  As the Company’s negotiated conversion was at a price per share identical to the units described in Note 5, no gain or loss was recorded upon the conversion. The Company issued 67,027 warrants to purchase shares of common stock at $1.00 per share for a term of five years, valued at $81,723 per the Black Scholes pricing model, to the placement agent for this conversion.

 At December 31, 2008 all of the 7.41% Notes were converted or paid in full.

Note Payable to Shareholder
In March 2008, Gary Guseinov pledged 750,000 shares of his common stock in CyberDefender Corporation to Michael and Casey DeBaecke in exchange for a loan of $160,000 made to the Company. The pledge was non-recourse to Mr. Guseinov in the event the collateral ws foreclosed upon due to the Company’s failure to pay the loan. So long as there was no event of default in connection with the loan, Mr. Guseinov could continue to vote the shares at any annual or special meeting of the shareholders. The loan was due to be repaid on the earlier of two months from signing of the loan document or two days following the Company’s receipt of over $500,000 in new equity capital following the date of the promissory note evidencing the loan. Additionally, the Company issued warrants to purchase 40,000 shares of the Company’s stock. The warrants may be exercised at a price of $1.25 per share for a period of 5 years. The discount related to the warrants of $36,092 was amortized to interest expense during 2008. The warrants issued in connection with the note were valued using the Black-Scholes option pricing model. The loan plus accrued interest was paid in full on July 30, 2008.

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

Litigation
In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert its rights. Any of these claims could subject the Company to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or the Company’s policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on the Company’s operations or financial position.

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

On October 30, 2006, the Company entered into Indemnification Agreements with Mr. Guseinov, Mr. Ivankovich, the former Chief Financial Officer, Mr. Liu and Mr. Barash, on November 6, 2007 the Company entered into an Indemnification Agreement with Mr. John LaValle, a former director, on February 1, 2008 the Company entered into an Indemnification Agreement with Mr. Michael Barrett, and on March 24, 2009 the Company entered into an Indemnification Agreement with Mr. Kevin Harris, the Chief Financial Officer, all of whom are sometimes collectively referred to in this discussion as the “indemnified parties” or individually referred to as an “indemnified party.” The agreements require the Company to provide indemnification for the indemnified parties for expenses (including attorneys’ fees, expert fees, other professional fees and court costs, and fees and expenses incurred in connection with any appeals), judgments (including punitive and exemplary damages), penalties, fines and amounts paid in settlement (if such settlement is approved in advance by the Company, which approval shall not be unreasonably withheld) actually and reasonably incurred by the indemnified parties in connection with any threatened, pending or completed action or proceeding (including actions brought on the Company’s behalf, such as shareholder derivative actions), whether civil, criminal, administrative or investigative, to which he is or was a party, a witness or other participant (or is threatened to be made a party, a witness or other participant) by reason of the fact that he is or was a director, officer, employee or agent of the Company or any of its subsidiaries. The indemnification covers any action or inaction on the part of the indemnified party while he was an officer or director or by reason of the fact that he is or was serving at the Company’s request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. In the event of any change, after the date of the Indemnification Agreements, in any applicable law, statute or rule which expands the right of a California corporation to indemnify a member of its board of directors or an officer, such changes shall be within the purview of the indemnified parties’ rights and the Company’s obligations under the Indemnification Agreements.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS

Unionway International, LLC, an entity controlled by Bing Liu, a former officer, provides software development services to the Company. During the three months ended March 31, 2009 and 2008, the Company paid Unionway International, LLC $22,500 and $16,000, respectively. The Company continues to contract for the use of such services as of the date of this filing.

NOTE 9 - SUBSEQUENT EVENTS

In April 2009, certain holders of the Debentures converted $99,697 of principal into 99,697 shares of common stock at $1.00 per share.  In addition, the Company issued 15,779 shares of common stock as payment of $13,409 of liquidated damages and interest accrued up to September 30, 2008.

On April 1, 2009, the Company entered into a consulting agreement with Unionway International, LLC for consulting services. The agreement has a term of three months.  The agreement provides compensation of $12,000 per month.  In addition, Mr. Liu has been granted 10-year options to purchase a total of 15,000 shares of common stock at an exercise price of $1.25 per share vesting over twenty-four months.

On April 5, 2009, the Company entered into an agreement with a consultant for marketing related services.  The agreement has a term of three months.  The agreement provides compensation of $13,000 for month one, $14,000 for month two and $15,000 for month three.  In addition, the consultant has been granted warrants to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vest 5,000 per month over the term of the agreement.

In April 2009, one investor exercised warrants to purchase 36,294 shares of common stock exercisable at $1.01 per share.  The warrant was exercised pursuant to the cashless provision contained in the warrant and as such, the Company has issued 16,732 warrant shares to the investor.

In May 2009, the Company raised $300,000 from a bridge loan in the form of a 10% Convertible Promissory Note due and payable five months from the date of investment.  The notes are convertible at $1.75 per share.  In connection with this offering, the Company entered into a new agreement with the placement agent, 1st Worldwide Financial Partners (“FWWF”).  FWWF will receive cash compensation of 4% of the gross proceeds raised directly by FWWF.  In addition, the Company entered into a sixth Consent and Waiver agreement with the remaining holders of its Debentures whereby the holders of the Debentures authorized the Company to issue these notes.

In May 2009, the Company made interest payments on its 10% Secured Convertible Debentures and 10% Convertible Debentures totaling $55,071.

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

We do not intend to update forward-looking statements. You should refer to and carefully review the risks identified in the Company’s Form 10-K for the year ended December 31, 2008 and the information in future documents we file with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a provider of secure content management software based in Los Angeles, California. We develop and license security software and related services. Our mission is to bring to market advanced solutions to combat and prevent online information theft, unwanted advertisements, spam, Internet viruses, spyware and related computer threats.

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

The following table summarizes our GAAP revenue, typically deferred over 12 to 36 months, for the sale of our products during each quarter since January 1, 2008, see the charts in Trends, Event and Uncertainties for actual monthly sales receipt details.  Revenues include renewals of our CyberDefender Anti-Spyware 2006 product as well as sales of our CyberDefender Early Detection Center V2.0, CyberDefenderULTIMATE™, CyberDefenderCOMPLETE™ and CyberDefender Registry Cleaner™ products and advertising revenue derived from CyberDefender FREE V2.0 product and the MyID toolbar.

Quarter Ended	Sales
March 31, 2008	$475,046
June 30, 2008	$742,862
September 30, 2008	$1,202,715
December 31, 2008	$2,467,136
Fiscal Year 2008 Totals	$4,887,759

March 31, 2009	$3,191,630
Fiscal Year 2009 Totals	$3,191,630

CyberDefender Early Detection Center V2.0 is typically offered to consumers on a trial basis. The consumer downloads a limited version of the software from the Internet.  Using the trial version, the consumer scans his computer for threats and then has the option to upgrade to a fully featured version of the software for a fee.  Typically, the trial version is limited to a simple security scan. Once upgraded, users are able to remove the threats from their PCs.

CyberDefenderFREE is offered to consumers at no cost.  CyberDefenderFREE generates revenue through banner advertisements and upgrades.    There is no trial period for using CyberDefender FREE V2.0 software.  Once a subscriber downloads the software, it is his to keep and we receive payment from the advertisers.

By providing the software with and without advertising, we generate revenues from either the advertiser or the subscriber.  This business model allows any computer user to obtain protection against Internet threats, regardless of his ability to pay.  We made this change because we believe that the advertising revenue we may receive, in conjunction with the licensing fees we receive, could be substantial.  We obtain the ads from ad networks, which are plentiful.  Ad networks provide advertising for a website and share advertiser revenue each time the website visitors click on the ads.  During the month that the ads are displayed on a subscriber’s computer, revenues will be earned from the ad networks each time an ad is shown (per impression) or when an ad is clicked (per click) or for each action taken by the subscriber after he clicks on the ad and visits the advertiser’s website (per action).

While we were developing CyberDefender Early Detection Center/CyberDefender FREE 2.0, we slowed down our efforts in marketing our CyberDefender Anti-Spyware 2006 software so that we could devote more of our financial resources to the development of our new product.  The expense of turning our business from a marketer of a single software product into a developer of a suite of Internet security products exceeded our revenues.  During this period, our new user marketing was restricted to experimental activities.  Therefore, as and when we needed cash, we sold our securities.  To date, we have received $5,475,000 from the sale of our convertible debt securities, $800,000 from the sale of our 7.41% Original Issue Discount Notes, $160,000 from the issuance of a note payable to a shareholder and $1,810,000 from the sale of units consisting of our common stock and warrants.

We are continuing to roll-out our CyberDefender Early Detection Center V2.0/CyberDefender FREE V2.0, CyberDefenderULTIMATE™, CyberDefenderCOMPLETE™ and CyberDefender Registry Cleaner™ products and, to date, revenues we receive from advertising or from those who license the products have not been adequate to support our operations.  We expect that our expenses will continue to exceed our revenues for at least the next three to six months.  We currently believe that we have enough cash to fund our operations through December 2009.  In order to fund our operations beyond that date, we will be required to borrow money or to find other sources of financing.  We do not have any commitments for financing at this time and we cannot guarantee that we will be able to find financing when we need it.  If we are unable to find financing when we need it we may be required to curtail, or even to cease, our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period.  The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs when a customer contacts their issuing credit card directly to request a refund instead of contacting the Company.  The Company’s third party processor is usually notified within 30 days of any chargebacks by the issuing credit card.  The third party processor reduces the amounts due to us as a result of any chargebacks during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the rebilling event and are recorded prior to closing the previous month’s accounting records.  As stated in our revenue recognition policy, revenue is deferred and recognized ratably over the term of the arrangement.

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

Stock Based Compensation and Fair Value of our Shares. We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant date fair value determined in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006.

Derivative Liabilities. Effective January 1, 2009, we adopted the provisions of EITF 07-5, " Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 8,326,036 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an average exercise price of $1.16 and expiration dates through February 2014. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment.

As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants and the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in September 2006. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $7,065,940  to beginning additional paid in capital, $723,930 to opening retained earnings and $6,342,010 to a long-term derivative liability to recognize the fair value of such warrants and embedded conversion features on such date. During the three months ended March 31, 2009, we issued 1,192,000 common stock purchase warrants that contained features that required us to record the fair value as a derivative liability.  In addition, the value related to the embedded conversion feature of convertible notes issued during the current period was also recorded as a derivative liability. The fair value of these common stock purchase warrants and the embedded conversion feature on their respective value date for the three months ended March 31, 2009 was $906,805.  The total value of these derivative liabilities declined to $7,139,757 as of March 31, 2009. As such, we recognized a $109,058 gain from the change in fair value of these warrants for the three months ended March 31, 2009.

All future changes in the fair value of these warrants and embedded conversion features will be recognized currently in earnings until such time as the warrants are exercised or expire and the debt is converted to common stock or repaid. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31,	January 1,
	2009	2009
Annual dividend yield	0.0%	0.0%
Average expected life (years)	3.60	3.78
Risk-free interest rate	2.82%	2.42%
Expected volatility	94%	98%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond back to October 2007 when the Company’s shares began trading. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on 10-year U.S. Treasury securities.

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Debt obligations	$1,902,811	$1,902,811	$-	$-	$-
Capital lease obligations	$45,586	$23,201	$16,200	$6,185	$-
Operating lease obligations	$667,374	$163,499	$330,531	$173,344	$-

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

Trends, Events and Uncertainties

As described above in the discussion of revenue recognition, we receive payment upon the sale of our products and defer the revenue over the life of the license agreement, which is generally one year.  We have disclosed in the table below the total number of licenses sold and gross dollar sales before deferral.

	Total # of Licenses	% Change	Gross Sales $	% Change	Avg. $ Sale	% Change
January 2008	1,043	-	$38,791	-	$37.19	-
February 2008	1,695	62.5%	$67,040	72.8%	$39.55	6.3%
March 2008	2,761	62.9%	$110,190	64.4%	$39.91	0.9%
April 2008	4,811	74.2%	$225,306	104.5%	$46.83	17.3%
May 2008	7,503	56.0%	$352,269	56.4%	$46.95	0.3%
June 2008	8,634	15.1%	$403,970	14.7%	$46.79	-0.3%
July 2008	14,207	64.5%	$711,236	76.1%	$50.06	7.0%
August 2008	18,458	29.9%	$928,789	30.6%	$50.32	0.5%
September 2008	17,358	-6.0%	$866,509	-6.7%	$49.92	-0.8%
October 2008	18,908	8.9%	$992,526	14.5%	$52.49	5.2%
November 2008	28,663	51.6%	$1,342,556	35.3%	$46.84	-10.8%
December 2008	25,086	-12.5%	$1,265,459	-5.7%	$50.44	7.7%
January 2009	33,754	34.6%	$1,829,638	44.6%	$54.21	7.5%
February 2009	30,169	-10.6%	$1,764,773	-3.5%	$58.50	7.9%
March 2009	35,881	18.9%	$1,947,074	10.3%	$54.26	-7.2%

The table above indicates an overall upward trend in the number of licenses sold as well as the average dollar sale.  The general upward trend is a result of our focus on promoting our new products that were released in late 2007 and an increase in the amount of money spent on advertising, as discussed below.  Any fluctuation from month to month is the result of our efforts to optimize profits while continuing to increase revenues. We cannot guarantee that this upward trend will continue, even with increased spending on advertising, or that the margins will remain beneficial to us.  The table above does not include advertising revenue.

We have disclosed in the table below total renewable sales by month and the corresponding year in which those sales will be renewed.  Management currently believes, based on historical trends, that approximately 50% of these initial sales will be renewed at the end of the initial license term.  The Company currently licenses its products and services over one, two and three years.

	Renewable in year
Month of initial sale	2009	2010	2011
January 2008	$37,101	120	-
February 2008	$64,360	-	-
March 2008	$105,978	1,164	768
April 2008	$196,740	13,400	9,316
May 2008	$303,376	26,144	15,449
June 2008	$347,341	29,366	20,912
July 2008	$580,488	71,284	45,834
August 2008	$750,081	107,022	58,106
September 2008	$723,378	87,587	44,904
October 2008	$780,717	132,116	50,783
November 2008	$1,042,528	142,115	96,733
December 2008	$904,841	188,291	106,177
January 2009	$1,121,165	361,205	164,306
February 2009	$1,023,496	374,661	193,947
March 2009	$1,173,228	282,057	137,566
Total	$9,154,818	1,816,532	944,801
Approx Renewal %	50%	50%	50%
Expected Renewal Sales	$4,577,409	908,266	472,401

We have disclosed in the table below total dollar sales by month (net of returns and chargebacks), which includes new sales, renewal sales and advertising revenue, before deferral.

	Sales $	% Change
January 2008	$166,521	-
February 2008	$178,307	7%
March 2008	$203,538	14%
April 2008	$399,012	96%
May 2008	$504,897	27%
June 2008	$547,606	8%
July 2008	$887,537	62%
August 2008	$1,115,980	26%
September 2008	$1,009,703	(10%)
October 2008	$1,054,439	4%
November 2008	$1,483,144	41%
December 2008	$1,261,680	(15%)
January 2009	$1,823,970	45%
February 2009	$1,705,364	(7%)
March 2009	$1,802,898	6%
Total	$14,144,596

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue

Net revenue was $3,191,630 for the three months ended March 31, 2009 as compared to net revenue of $475,046 for the three months ended March 31, 2008, an increase of $2,716,584 or approximately 572%. This increase in net revenue was due primarily to the increase in new product sales that has resulted from an increase in advertising costs associated with customer acquisition.

Cost of Sales

Total cost of sales increased by $605,719, or approximately 819%, to $679,704 during the three months ended March 31, 2009, as compared to $73,985 incurred during the three months ended March 31, 2008. This increase is due primarily to the increase in sales of our technical support service products, an increase in sales of the CD-ROMs that backup our EDC software and sales of third party products that require a per sale royalty.

Operating Expenses

Total operating expenses increased by $5,299,214 or approximately 432%, during the three months ended March 31, 2009, to $6,525,326, as compared to $1,226,112 in total operating expenses for the three months ended March 31, 2008. Operating expenses include advertising, product development, selling, general and administrative, investor relations and other related consulting and depreciation. A detailed explanation of the increase in operating expenses is provided in the discussion below.

Advertising

Advertising costs are comprised primarily of media and channel fees, including online advertising and related functional resources. Media and channel fees fluctuate by channel and are higher for the direct online consumer market than for the OEM, reseller and SMB markets. Advertising expenses increased by $3,474,606, or approximately 1,291%, from $269,088 during the three months ended March 31, 2008 to $3,743,694 during the three months ended March 31, 2009.  This increase was primarily due to the launch of our new products and our decision to use advertising as a customer acquisition strategy. During the three months ended March 31, 2009 and 2008, four vendors accounted for approximately 92% and 95% of our advertising expenses, respectively.

Product Development

Product development expenses are primarily comprised of research and development costs associated with the continued development of our products. Product development expenses increased by $189,769 during the three month period ended March 31, 2009 to $299,737 as compared to $109,968 in product development costs for the three month period ended March 31, 2008. This increase is due to the ongoing support and improvement of our existing products.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of executive management salaries, legal and professional fees, rent and salaries of our support staff.

Selling, general and administrative expenses increased by $614,329 during the three months ended March 31, 2009 to $1,251,557 as compared to $637,228 in selling, general and administrative expenses incurred during the three months ended March 31, 2008. The increase was primarily attributable to an increase in all areas due to the increased sales activities in the current period.  We expect to continue to incur professional fees for audit, legal and investor relations services, and for insurance costs as a result of being a public company. We believe that these costs will remain consistent with costs incurred during the current period.

Investor Relations and Other Related Consulting

Investor relations and other related consulting expenses increased by $1,020,002 during the three months ended March 31, 2009 to $1,220,002 as compared to $200,000 in investor relations and other related consulting expenses incurred during the three months ended March 31, 2008. The increase was primarily attributable to the value of warrants issued to various consultants for investor relation services and creative services during the period.

Other Income/(Expense)

Change in the value of derivative liabilities

Change in the value of derivative liabilities resulted in other income in the three months ended March 31, 2009 of $109,058.  As more fully described in the notes to the financial statements, on January 1, 2009 we adopted the provisions of EITF 07-5. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133.  As such, we were required to reclassify certain amounts from the equity section of the balance sheet to the liabilities section.  In addition, the value of these instruments must be reassessed by us as of each balance sheet date.  The change in the value of these instruments from January 1, 2009 to March 31, 2009 resulted in the gain in the current period.

Interest expense

Interest expense increased $261,725 from $650,784 in the three months ended March 31, 2008 to $912,509 in the three months ended March 31, 2009. The increased interest expense during the three months ended March 31, 2009 was mainly due to an acceleration in the amortization of debt discount and deferred financing costs related to the conversion of approximately $1.7 million of our convertible debt in the current period.

Net Loss

We had a net loss of $4,817,051 for the three months ended March 31, 2009 as compared to a net loss of $1,476,035 for the three months ended March 31, 2008. The increase in net loss for the three months ended March 31, 2009 was primarily related to the increase in advertising expense and selling, general and administrative expense as described above offset by an increase in revenue. Basic loss per share for the three months ended March 31, 2009 was $0.27 as compared to a basic loss per share of $0.10 for the three months ended March 31, 2008.

Liquidity and Capital Resources

In November 2006 we changed our operating strategy by deciding to introduce a suite of security products instead of just a single product.  We also changed the way in which our core product was offered to consumers.  Rather than just licensing the product and collecting a license fee, we offered consumers a choice.  They could download a free version of the product that included advertising by third parties or they could purchase a license for the product and the product would be free of advertising.  Our advertising revenues are earned each time an ad is shown (per impression) or when an ad is clicked (per click) or for each action taken by the consumer after he clicks on the ad and visits to the advertiser’s website (per action).  This change in our business resulted in a significant decrease in our revenues from 2006 to 2007 since we stopped selling our CyberDefender AntiSpyware 2006 product while we developed and rolled-out our new products.  We launched two of our new products in late 2007 and subsequently our revenues have been increasing on a quarterly basis since January 2008, however our expenses still exceed our revenues.

To help with our cash flow, we occasionally sell our debt or equity securities.  We currently have outstanding $1,902,811 in principal amount of debt securities.  Of this amount, $496,368 represents the outstanding principal amount of our 10% Secured Convertible Debentures.  According to the terms of these debentures, we are to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due.  To date, holders of these debentures have agreed to accept our securities as payment of the interest obligation, in lieu of cash, but they are not required to do this and we have no assurance that they will continue to do so.  We also sold a total of $1,200,000 in principal amount of 10% Convertible Promissory Notes from November 2008 to January 2009.  Unless converted into shares of our common stock, principal and accrued interest will be due and payable in October to December 2009.

At March 31, 2009, we had cash and cash equivalents totaling $126,270. In the three months ended March 31, 2009, we generated negative cash flows of $652,801.  Cash used during the three months ended March 31, 2009 included:

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2009 was primarily the result of our net loss of $4,817,051. Net loss for the three months ended March 31, 2009 was adjusted for non-cash items such as amortization of debt discount and deferred financing costs, depreciation and amortization, shares issued for penalties, interest and services, compensation expense from the issuance of stock options and the change in the value of derivative liablities. Other changes in working capital accounts include decreases in accounts receivables and prepaid expenses, increases in deferred charges, accounts payable and accrued expenses and increases in deferred revenue as a result of an increase in the sales of our new products. Net cash used in operating activities during the three months ended March 31, 2008 was primarily the result of our net loss of $1,476,035.

Historically, our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers. During the three months ended March 31, 2009, we did not make any significant changes to our payment terms for our customers, which are generally credit card based.

The increase in cash related to accounts payable, accrued taxes and other liabilities was $2,376,672.  Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable.  We typically pay our vendors and service providers in accordance with invoice terms and conditions.  The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.  In the three months ended March 31, 2009 and 2008, we did not make any significant changes to the timing of payments to our vendors, although our financing activities caused an increase in this category.

Our working capital deficit at March 31, 2009, defined as current assets minus current liabilities, was $9.2 million as compared to a working capital deficit of $7.8 million at December 31, 2008.  The decrease in working capital of approximately $1.4 million from December 31, 2008 to March 31, 2009 was primarily attributable to an increase in current liabilities of approximately $0.9 million primarily associated with an increase in the current portion of deferred revenue offset by a decrease in convertible notes payable and a decrease in current assets of $0.5 million primarily associated with a decrease in cash.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2009 was approximately $6,500, which was used for property and equipment purchases. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to our hiring of employees and the rate of change in computer hardware and software used in our business. No cash was used in investing activities during the three months ended March 31, 2008.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2009 was provided to us primarily from the proceeds, in the amount of $355,000, that we received from the issuance of convertible notes payable. These were offset by payments of $21,300 to our placement agent and payments of $6,414 on capital lease obligations. Net cash provided by financing activities during the three months ended March 31, 2008 was primarily from the issuance of a note payable in the amount of $160,000 and the sale of stock in the amount of $175,000.

We expect to meet our obligations through December 2009.  However, we cannot predict whether our current growth as a developer of a suite of Internet security products will continue or what the effect on our business might be from the competitive environment in which we operate.  We anticipate substantial operating cash flows related to renewal receipts from prior year sales of our licensable and renewable products, beginning in the third quarter of 2009. However, we continue to manage our operating costs and expect to continue to grow based on available resources. We are currently attempting to raise cash through the sale of our equity securities although there is no guarantee that we will be successful in doing so.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the sale of debt or equity securities, the conversion of outstanding dilutive securities for cash, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  In May 2009, we raised $300,000 from the issuance of short-term convertible promissory notes.  These notes are convertible into shares of common stock at $1.75 per share. Other than this bridge loan, we currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future. If we are unable to secure financing, we may be required to severely curtail, or even to cease, our operations.

The Company’s interim financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses on a GAAP basis of $4,817,051 and $1,476,035 during the three months ended March 31, 2009 and 2008, respectively however, as reflected on the Statement of Cash Flows, the Company’s cash used in operations was $973,520 and $143,465 during the three months ended March 31, 2009 and 2008, respectively.  In addition, the Company has negative working capital of $9,244,539, of which a large portion relates to deferred revenue and an accumulated deficit of $29,905,845, of which a large portion relates to non-cash charges for the value of equity issued over the years, at March 31, 2009.  These items raise substantial doubt about the Company’s ability to continue as a going concern. The Company is confident that the recent increases in sales volume, as evidenced by sales receipts in the current quarter of more than $5 million, will provide the Company with a significant renewable revenue stream related to the ongoing license renewals of thousands of customers that the Company is acquiring every month. However, until these renewals along with new sales of the products provide the Company with the revenue it needs to attain profitability, the Company intends to continue to raise money for operating capital through sales of its securities or by borrowing money.  From inception through March 31, 2009, the Company has raised $6,435,000 from debt financing and $1,810,000 from equity financing to develop software and to build out a management team capable of delivering its products to market. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. Management cannot assure that any future financing arrangements will be available in amounts or on terms acceptable to the Company. If additional future financing is not available or is not available on acceptable terms, the Company may be unable to continue its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 4T.	CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which was applicable to us for the year ending December 31, 2007.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have been successful in reducing the number of audit adjustments and will continue our efforts in the coming fiscal year.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2009, we sold $355,000 of our subordinated 10% Convertible Promissory Notes to accredited investors. These notes may be converted at the price of $1.25 per share into an aggregate of 284,000 shares of common stock.  In conjunction with the sale of the 10% Convertible Promissory Notes, we issued common stock purchase warrants to purchase an aggregate of 142,000 shares of common stock at $1.25 per share. Additionally, we issued to our placement agent a five-year warrant to purchase 21,300 shares of common stock, at an exercise price of $1.25 per share. We relied on section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

On October 30, 2008, the Company executed a letter of intent with a subsidiary of Guthy-Renker (“GRM”) to create, market and distribute direct response advertisements to sell the Company’s products.  GRM is responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share.  On March 24, 2009, the Company entered into a Media and Marketing Services Agreement with GRM as described below, and amended this warrant.

Pursuant to the Media and Marketing Services Agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf.  As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants GRM received in conjunction with the Media and Marketing Services Agreement.  In conjunction with the execution of the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second 5 year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share.  This warrant may be exercised only for cash. Finally, the Company issued to GRM a 5 year warrant for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share. This warrant may be exercised only with cash. This warrant will be subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of March 31, 2009, the right to purchase 50,000 of the 8,000,000 warrant shares had vested.  If GRM terminates the agreement due to a breach by the Company in the Company’s performance or as a result of the Company’s discontinuance, dissolution, liquidation, winding up or insolvency, or if the Company terminates the agreement for any reason, any unexpired and unvested rights of GRM to purchase shares of the Company’s common stock pursuant to the agreement will immediately vest. If the Company breaches its payment obligations under the agreement and fails to cure the breach within 15 days after receiving notice from GRM, then the number of warrant shares which would otherwise vest during the month of the delinquent payment will automatically double.

We relied on Section 4(2) of the Securities Act of 1933 to issue the warrants inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offeree made representations that it was an accredited investor.

In January 2009, certain holders of the 10% Secured Convertible Debentures converted $50,000 of principal into 50,000 shares of common stock at $1.00 per share. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as we exchanged the securities with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On January 17, 2009, the Company entered into a two month consulting agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted a warrant to purchase 2,500 shares of common stock with a term of five years at an exercise price of $1.25 per share, per month for the term of the agreement.

In February 2009, certain holders of the 10% Secured Convertible Debentures converted $601,439 of principal into 601,439 shares of common stock at $1.00 per share.  In addition, those same holders converted $207,473 of principal amount and accrued interest of certain other debentures received in 2008 into 244,086 shares of common stock at $0.85 per share. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as we exchanged the securities with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

In March 2009, certain holders of the 10% Secured Convertible Debentures converted $854,163 of principal into 854,163 shares of common stock at $1.00 per share.  We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as we exchanged the securities with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

According to the terms of our Debentures, we are to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. To date, holders of the Debentures have agreed to accept our securities as payment of the interest obligation, in lieu of cash. We failed to make the interest payments that were due on January 1 and April 1, 2009, which total $104,532. On May 15, 2009, we owed $603,114 in principal and $104,335 in interest is accrued and unpaid for interest due through March 31, 2009 under these obligations.

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

CYBERDEFENDER CORPORATION

By:	/s/ Gary Guseinov
Date: May 15, 2009	Gary Guseinov, President and
Chief Executive Officer

By:	/s/ Kevin Harris
Date: May 15, 2009	Kevin Harris, Chief Financial Officer