Form 10-Q
period 2009-06-30
CYBERDEFENDER CORP
filed 2009-08-14
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 000-53475

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in charter)

California	65-1205833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value, outstanding at August 13, 2009, was 23,479,156 shares.

Part I, Item 1. Financial Statements (Unaudited)

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,159,478	$779,071
Restricted cash	647,487	15,000
Accounts receivable	151,397	204,635
Deferred financing costs	72,945	324,200
Prepaid expenses	536,756	674,478
Deferred charges, current	1,807,706	811,542

Total Current Assets	5,375,769	2,808,926

PROPERTY AND EQUIPMENT, net	81,354	94,883
DEFERRED CHARGES, less current portion	793,000	239,983
OTHER ASSETS	32,559	26,196

Total Assets	$6,282,682	$3,169,988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,314,268	$3,798,645
Accrued expenses	411,999	331,229
Accrued expenses - registration rights agreement	48,223	53,745
Deferred revenue, current	6,759,820	4,025,026
Convertible notes payable, net of discount	1,772,726	2,421,529
Capital lease obligation, current	19,039	27,291

Total Current Liabilities	12,326,075	10,657,465

DEFERRED REVENUE, less current portion	1,379,564	527,927

CAPITAL LEASE OBLIGATION, less current portion	11,982	16,776

Total Liabilities	13,717,621	11,202,168

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 23,193,179 and 17,350,798 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	13,497,302	6,381,921
Additional paid-in capital	13,789,171	11,398,623
Accumulated deficit	(34,721,412)	(25,812,724)

Total Stockholders’ Deficit	(7,434,939)	(8,032,180)

Total Liabilities and Stockholders’ Deficit	$6,282,682	$3,169,988

(1)	Derived from audited financial statements

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (Unaudited) (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
REVENUES:
Net sales	$3,686,644	$742,862	$6,878,274	$1,217,908

COST OF SALES	753,324	193,240	1,433,028	267,225

GROSS PROFIT	2,933,320	549,622	5,445,246	950,683

OPERATING EXPENSES:
Advertising	3,408,307	1,001,505	7,152,001	1,281,891
Product development	365,497	93,893	665,234	203,861
Selling, general and administrative	1,565,995	737,176	2,817,552	1,363,106
Investor relations and other related consulting	1,346,207	-	2,566,209	200,000
Depreciation and amortization	9,760	9,828	20,096	19,656
Total Operating Expenses	6,695,766	1,842,402	13,221,092	3,068,514

LOSS FROM OPERATIONS	(3,762,446)	(1,292,780)	(7,775,846)	(2,117,831)

OTHER INCOME/(EXPENSES):
Change in the value of derivative liabilities	-	-	109,058	-
Loss on registration rights agreement	-	(216,540)	-	(216,540)
Interest income	11	-	11	-
Interest expense	(1,052,932)	(524,913)	(1,965,441)	(1,175,697)
Total Other Expenses, net	(1,052,921)	(741,453)	(1,856,372)	(1,392,237)

LOSS BEFORE INCOME TAX EXPENSE	(4,815,367)	(2,034,233)	(9,632,218)	(3,510,068)

INCOME TAX EXPENSE	200	200	400	400

NET LOSS	$(4,815,567)	$(2,034,433)	$(9,632,618)	$(3,510,468)

Basic and diluted net loss per share	$(0.24)	$(0.14)	$(0.50)	$(0.24)

Weighted Average Shares Outstanding:
Basic and diluted	20,392,487	14,703,974	19,198,137	14,497,357

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (Unaudited) (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,632,618)	$(3,510,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on registration rights agreement	-	216,540
Amortization of debt discount	783,294	607,947
Depreciation and amortization	20,096	19,656
Compensation expense from vested stock options	141,637	117,853
Amortization of deferred financing costs	302,752	375,169
Shares and warrants issued for penalties and interest	295,722	243,081
Shares and warrants issued for services	2,206,248	200,000
Warrants issued in connection with warrant tender offer	500,630	-
Change in value of derivative liabilities	(109,058)	-
Changes in operating assets and liabilities:
Restricted cash	(632,487)	-
Accounts receivable	53,238	(96,661)
Prepaid expenses	137,722	(6,604)
Deferred charges	(1,549,181)	(46,496)
Other assets	(6,363)	1
Accounts payable and accrued expenses	(409,129)	431,983
Deferred revenue	3,586,431	1,044,447
Cash Flows Used In Operating Activities:	(4,311,066)	(403,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,567)	-
Cash Flows Used In Investing Activities	(6,567)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable, net of placement fees	621,700	160,000
Principal payment of notes payable	-	(189,000)
Proceeds from exercise of stock options	83,086	-
Proceeds from exercise of warrants, net of placement fees	1,899,420	-
Principal payments on capital lease obligation	(13,046)	(11,698)
Proceeds from sale of stock, net of placement fees	3,106,880	529,000
Cash Flows Provided by Financing Activities	5,698,040	488,302

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,380,407	84,750

CASH AND CASH EQUIVALENTS, beginning of period	779,071	236,995

CASH AND CASH EQUIVALENTS, end of period	$2,159,478	$321,745

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (Unaudited) (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2009	June 30, 2008
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$-
Cash paid for interest	$67,317	$21,099

Supplemental schedule of non-cash financing activities:
Property and equipment acquired through capital lease obligation	$-	$2,362
Discount on note payable	$178,602	$36,092
Warrants issued in connection with sale of stock	$-	$389,496
Conversion of notes payable to common stock	$1,908,495	$235,101
Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$723,930	$-
Warrants issued for placement fees with convertible debt	$18,197	$-

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by CyberDefender Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The results for the six-month interim period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The Company, based in Los Angeles, California, is a provider of secure content management software. The Company develops, markets and licenses security software and related services. The Company’s goal is to bring to market advanced solutions to combat and prevent identity theft, spyware, viruses, and related computer threats. The Company markets its products directly to consumers.

Going Concern and Management’s Plans

Historically, the Company’s revenues were derived from the sales of, and ongoing subscriptions for, a single product. The Company’s management determined that the Company needed to offer a full line of products to be able to grow and compete. In November 2006, the Company launched the first of its current product line, a new Internet security suite called CyberDefender FREE 2.0 that is free to the subscriber. Revenues are earned from advertising networks which pay the Company to display advertisements inside the software. CyberDefender Early Detection Center is a version of the same software, without the advertising, which is paid for by the subscriber. The annual subscription rate for the version without ads ranges from $12.99 to $49.99, depending on the marketing or distribution channels used by the Company.

On September 27, 2007, the Company announced the launch of CyberDefenderULTIMATE and CyberDefenderCOMPLETE.  These are enhanced versions of its security software.  For an annual fee, CyberDefenderULTIMATE provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE provides a one-time fix to a customer’s computer and year-round unlimited anti-malware support for a subscriber’s computer.  These new security suites also include 2 gigabytes of online backup.  These products are sold for $99.95 to $299.99, depending on the marketing or distribution channels used by the Company.

In August 2008, the Company announced the launch of its Identity Protection Services.  These services monitor a customer’s name, social security number, credit cards and address for fraud.  The customer can also include credit monitoring for an additional fee. The monthly subscription rate ranges from $14.95 to $19.95, depending on the marketing or distribution channels used by the Company.

On November 20, 2008, the Company announced the launch of CyberDefender Registry Cleaner.  CyberDefender Registry Cleaner eliminates clutter and junk that builds up within a computer’s registry due to the installation and removal of programs, deletion and creation of files and cached records from Web surfing.  The annual subscription rate ranges from $19.99 to $39.98, depending on the marketing or distribution channels used by the Company.

The Company’s interim financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses on a GAAP basis of $9,632,618 during the six months ended June 30, 2009; however, as reflected on the Statement of Cash Flows, the Company’s cash used in operations was $4,311,066 during the six months ended June 30, 2009.  In addition, at June 30, 2009, the Company has negative working capital of $6,950,306, a large portion of which relates to deferred revenue, and an accumulated deficit of $34,721,412, a large portion of which relates to non-cash charges for the value of equity issued over the years.  These items raise substantial doubt about the Company’s ability to continue as a going concern. The Company is confident that the recent increases in sales volume, as evidenced by sales receipts year to date of more than $10 million, will provide the Company with a significant renewable revenue stream related to the ongoing license renewals of thousands of customers that the Company is acquiring every month. However, until these renewals along with new sales of the products provide the Company with the revenue it needs to attain profitability, the Company intends to continue to raise money for operating capital through the sale or exercise of its securities or by borrowing money.  From inception through June 30, 2009, the Company has raised $6,735,000 from debt financing, $4,916,880 from equity financing and $1,968,311 from the exercise of warrants in connection with the Company’s warrant tender offer. These funds have been used to develop software, improve and expand its infrastructure and to build out a management team. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. Management cannot assure that any future financing arrangements will be available in amounts or on terms acceptable to the Company. If additional future financing is not available or is not available on acceptable terms, the Company may be unable to continue its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company currently has no firm agreements with any third parties for any future transactions and future financings.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

To conform to the current year’s presentation, as a result of management’s continuing analysis of its operating activities, the Company reclassified $193,240 and $267,225 for the three and six months ended June 30, 2008, respectively, related to amounts previously classified as operating expense to costs of sales with no effect on previously reported net loss.  In addition, the Company reclassified $0 and $200,000 for the three and six months ended June 30, 2008, respectively, related to amounts previously classified as selling, general & administrative to investor relations and other related consulting expense with no effect on previously reported net loss. In addition, the Company reclassified $23,527 and $34,825 for the three and six months ended June 30, 2008, respectively, related to amounts previously classified as selling, general & administrative to advertising expense with no effect on previously reported net loss. Additionally, the Company reclassified $15,000 from prepaid expenses to restricted cash at December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, realization of accounts receivables, recoverability of prepaid expenses, deferred charges and long-lived assets, value of shares and options/warrants granted, valuation of derivative liabilities and valuation of deferred tax assets. Actual results could differ from those estimates and assumptions.

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

The Company currently sells five products, CyberDefender Early Detection Center (“EDC”), an antivirus and anti spyware software, CyberDefender Registry Cleaner, CyberDefenderULTIMATE, CyberDefenderCOMPLETE and Identity Protection Services, over the Internet. The Company also offers a backup CD of the EDC software for an additional fee. CyberDefenderCOMPLETE offers customers one-time technical support and a license for EDC, while CyberDefenderULTIMATE offers customers unlimited technical support for a specified period and a license for EDC. Customers order the product and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company provides technical support if the customer purchased CyberDefenderULTIMATE or CyberDefenderCOMPLETE and licenses the customer to download EDC over the Internet. As part of the sales price, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements. EDC and CyberDefenderULTIMATE are in substance a subscription and the entire fee is deferred and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49. Revenue is recognized immediately for the sale of the backup CD, CyberDefender Registry Cleaner and for the portion of the sale of CyberDefenderCOMPLETE that relates to the one-time technical support as the Company believes that all of the elements necessary for revenue recognition have occurred.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

The Company also uses third parties to sell its software and therefore evaluates the criteria of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss. Accordingly, the Company’s revenue is recorded on a gross basis.

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

Deferred Charges

The Company uses a third party to provide technical support services associated with the CyberDefenderCOMPLETE and CyberDefenderULTIMATE products.  The costs associated with this service are deferred and amortized against the recognition of the related sales revenue.

In addition, the Company uses third parties to process a portion of its product renewal sales. The Company pays a direct acquisition fee to the processor for each completed sale. These direct acquisition fees are deferred and recognized ratably over the term of the arrangement of the associated sale in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The third party processors refund any direct acquisition fee on any credit card chargeback or on any product that is returned. The refunds are matched against the associated chargebacks and product returns.

Reserves for Product Returns

The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs when a customer contacts their issuing credit card company directly to request a refund instead of contacting the Company.  The Company’s third party processor is usually notified within 30 days of any chargebacks by the issuing credit card company.  The third party processor reduces the amounts due to the Company as a result of any chargeback during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the sale event and are recorded prior to closing the previous month’s accounting records.  The Company may voluntarily accept returns from a customer after 30 days of purchase. The returns are charged against revenues upon receipt. As of June 30, 2009 and December 31, 2008, the Company had $0 accrued for customer returns and chargebacks, based on historical returns.

Concentrations of Risk

Revenues are concentrated in the software industry which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new technologies or capabilities could adversely affect operating results.

As of June 30, 2009, all of our cash and cash equivalents were maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.  As of June 30, 2009, the Company had a balance of approximately $2,173,000 in excess of the FDIC limit.

Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Advertising purchased from four vendors accounted for 67% and 78% of the Company’s total advertising expense for the three and six months ended June 30, 2009, respectively. Advertising purchased from three vendors accounted for 92% of the Company’s total advertising expense for the three and six months ended June 30, 2008.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2008 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2008 for the State of California Income Tax.

The Company does not have any unrecognized tax benefits as of June 30, 2009 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2009.

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

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before June 30, 2009 which are applicable to the Company.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the SEC. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, beginning with our third quarter of fiscal 2009, all references made to GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing GAAP, it is not expected to have any impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The scope within the guidance now includes qualifying special-purpose entities. The standard provides revised guidance on (1) determining the primary beneficiary of the VIE, (2) how power is shared, (3) consideration for kick-out, participating and protective rights, (4) reconsideration of the primary beneficiary, (5) reconsideration of a VIE, (6) fees paid to decision makers or service providers, and (7) presentation requirements. The statement is effective as of the first quarter of our fiscal 2011, and early adoption is prohibited. We do not expect the adoption of this standard to have any impact on our financial statements.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Recently Issued Accounting Pronouncements (Continued)

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, as of January 1, 2009, 7,134,036 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. In addition, amounts related to the embedded conversion feature of convertible notes issued previous to January 1, 2009 and treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in September 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $7,065,940 to beginning additional paid in capital, $723,930 to opening retained earnings and $6,342,010 to a long-term derivative liability to recognize the fair value of such warrants and embedded conversion features on such date.

During the three and six months ended June 30, 2009, the Company issued 0 and 1,192,000 common stock purchase warrants that contained features that required the Company to record their fair value as a derivative liability.  In addition, the value related to the embedded conversion feature of convertible notes issued during the three and six months ended June 30, 2009 were also recorded as a derivative liability. The fair value of these common stock purchase warrants and the embedded conversion feature on their respective value date for the three and six months ended June 30, 2009 was $0 and $906,805.  We recognized a gain of $0 and $109,058 from the change in fair value of the outstanding warrants and embedded conversion feature for the three and six months ended June 30, 2009.

Subsequent to June 30, 2009, the Company obtained waivers from the warrant and note holders, pursuant to which the warrant and note holders forever waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of the price reset provisions included in the warrants and notes. As a result of obtaining the waivers, the warrants and notes are now afforded equity treatment under EITF 07-5, resulting in the elimination of the derivative liabilities of $7,139,757 and a corresponding increase in additional paid-in-capital.

Fair Value Measurements

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2009.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2009 and 2008, there were 15,352,948 and 10,745,886 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

NOTE 3 – RESTRICTED CASH

Under a credit card processing agreement with a financial institution the Company is required to maintain a security reserve deposit as collateral.  The amount of the deposit is at the discretion of the financial institution and as of June 30, 2009 and December 31, 2008 was $397,476 and $15,000, respectively. Under a separate credit card processing agreement with a financial institution the Company is required to issue a $250,000 letter of credit as a security deposit.  The letter of credit is collateralized by cash held in an account at the Company’s bank. The account is interest bearing and the Company receives the interest that is earned. The balance in the cash collateral account was $250,011 and $0 as of June 30, 2009 and December 31, 2008, respectively.

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common Stock

On October 18, 2007, the Company began an offering of units. Each unit consisted of 25,000 shares of common stock and a warrant to purchase 18,750 shares of common stock at an exercise price of $1.25 per share. The warrants have a term of five years. Pursuant to the warrant agreements, from and after the warrant issue date, in the event the Company sells common stock for less than the exercise price or issues securities convertible into or exercisable for common stock at a conversion price or exercise price less than the exercise price (a “Dilutive Issuance”), then the exercise price shall be multiplied by a fraction, the numerator of which is the number of shares of common stock sold and issued at the closing of such Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of such Dilutive Issuance would purchase at the exercise price, and the denominator of which is the number of shares of common stock issued and outstanding on the date of such Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of such Dilutive Issuance. As of April 1, 2009, the holders of the warrants have waived their rights to any adjustments to the exercise price as a result of a Dilutive Issuance (see Note 2). The purchase price was $25,000 per unit.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

During February and March 2008, the Company raised $175,000 through this offering and issued 175,000 shares of common stock and warrants to purchase 131,250 shares of common stock.  The warrants issued in connection with the units were valued at $118,058 using the Black-Scholes option pricing model.  Issuance costs consisted of a 7% cash fee and an additional warrant to purchase 8,750 shares of common stock with an exercise price of $1.00 per share valued at $7,895 using the Black-Scholes option pricing model.  In May 2008, the Company updated the agreement prospectively with the placement agent to increase both the cash and warrant placement fees from 7% to 9% as well as to provide to the placement agent a 2.5% cash expense allowance. During June 2008, the Company issued 400,000 shares and raised $354,000, net of placement fees, through this offering. The 300,000 warrants issued in connection with the units were valued at $271,438 using the Black-Scholes option pricing model.

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

In April 2009, one investor exercised warrants to purchase 36,294 shares of common stock exercisable at $1.01 per share.  The warrant was exercised pursuant to the cashless provision contained in the warrant and as such, the Company issued 16,732 shares to the investor.

In May 2009, one investor exercised warrants to purchase 172,928 shares of common stock exercisable at $1.00 per share.  The warrant was exercised pursuant to the cashless provision contained in the warrant and as such, the Company issued 88,150 shares to the investor.

During May and June 2009, the Company issued 1,732,248 shares of common stock for warrants that were exercised in connection with a tender offer as more fully described in “stock warrants” below.

In June 2009, five investors exercised warrants to purchase 116,232 shares of common stock exercisable at $1.00 to $1.01 per share.  The warrants were exercised pursuant to the cashless provision contained in the warrants and as such, the Company issued 82,378 shares to the investor.

On June 4, 2009, the Company closed the sale and issuance of 1,142,860 shares of common stock to GR Match for an aggregate purchase price of $2,000,005, of which $400,000 must be used for the creation and production by Guthy-Renker of television commercials advertising the Company’s products and services, and the balance of which the Company will use for general working capital. Pursuant to the terms of the Securities Purchase Agreement documenting the transaction, GR Match has demand and piggyback registration rights with respect to the shares.  Also, in the event the Company sells or issues shares of its common stock or common stock equivalents at a price per share below $1.75 during the ninety days following the closing of the transaction, except for certain exempt issuances, GR Match will receive additional shares of common stock in order to effectively re-price the shares at such lower price. The Company did not record any liability on its books as of June 30, 2009 for this re-price provision.

On June 10, 2009, the Company closed the sale and issuance of 632,500 shares of common stock to Shimski L.P. for an aggregate purchase price of $1,106,875. Pursuant to the terms of the Securities Purchase Agreement, Shimski L.P. has demand and piggyback registration rights with respect to the shares.  Also, in the event the Company sells or issues shares of its common stock or common stock equivalents at a price per share below $1.75 during the ninety days following the closing of the transaction, except for certain exempt issuances, Shimski L.P. will receive additional shares of common stock in order to effectively re-price the shares at such lower price. The Company did not record any liability on its books as of June 30, 2009 for this re-price provision.

See “stock options” below for additional shares issued during the six months ended June 30, 2009 related to the exercise of stock options.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

See Note 5 for additional shares issued during the six months ended June 30, 2009 related to the convertible notes payable.

Stock warrants

On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview will provide investor relations services for a period of 6 months in exchange for a warrant to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately and 270,000 warrants were to vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009.  Either party may terminate the agreement with fifteen days written notice.  At January 1, 2009, the Company amended the vesting schedule in the Newview warrant to vest the remaining 1,080,000 warrants on the first of each month from January 1, 2009 to June 1, 2009 at the rate of 180,000 warrants per month.  As such, 540,000 and 1,080,000 warrants vested during the three and six month periods ended June 30, 2009 and the value of $471,448 and $974,339, using the Black Scholes pricing model, was expensed to investor relations and other consulting expense.  At June 30, 2009, all of the warrants had vested.

On January 17, 2009, the Company entered into a two month consulting agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted a warrant to purchase 2,500 shares of common stock with a term of five years at an exercise price of $1.25 per share, for each month of the term of the agreement.  The fair value of these warrants was $3,753, using a Black Scholes pricing model, and was expensed during the current period to investor relations and other consulting expense.

On October 30, 2008, the Company executed a letter of intent with a subsidiary of Guthy-Renker, Guthy Renker Match, LLC (“GRM”) to create, market and distribute direct response advertisements to sell the Company’s products.  GRM is responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,495 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized at the time of issuance and has been expensed over the five month term of service. For the three and six months ended June 30, 2009, the Company expensed $0 and $570,897 to investor relations and other consulting expense.  Subsequent to December 31, 2008, the Company entered into a Media and Marketing Services Agreement with GRM, as described below, and amended this warrant.

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement with GRM.  Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf.  During the term of the agreement, which is to continue until August 31, 2010, subject to certain rights of termination, GRM will be the exclusive provider of all media purchasing and direct response production services.  On June 23, 2009, because the agreement had not been terminated, the Company appointed a representative of GRM to the Company’s board of directors.  This director will continue to serve throughout the term of the agreement and for so long as GRM owns shares of the Company’s common stock or the right to purchase shares of the Company’s common stock which constitute at least 5% of the Company’s issued and outstanding common stock.

As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants described below.  None of the amended terms resulted in an accounting change to the warrant.  In conjunction with the execution of the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second 5 year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share valued at $712,303 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized at the time of issuance and will be expensed over the five month expected term of service. $427,382 and $569,843 was expensed during the three and six months ended June 30, 2009 to investor relations and other consulting expense.  This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a 5 year warrant for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  This warrant may be exercised only with cash.  This warrant will be subject to vesting as follows:  for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of June 30, 2009, the right to purchase 277,050 of the 8,000,000 warrant shares has vested and was valued at $246,698 using the Black-Scholes pricing model.  The fair value of these 277,050 vested warrants has been expensed to interest expense, $211,083 and $246,698 for the three and six months ended June 30, 2009, as the warrants represent compensation to GRM for the advancement of media costs on the Company’s behalf. The remaining 7,722,950 warrants are not guaranteed to vest as they are contingent on GRM advancing media placement costs, as such, these unvested warrants have not been included or accounted for as outstanding dilutive securities at June 30, 2009.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

On April 1, 2009, the Company entered into an agreement with a consultant for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vest as follows: 300,000 immediately and 50,000 per month on the 1st day of each month commencing May 1, 2009 and ending March 1, 2010. The fair value of the 400,000 vested warrants of $367,646 was expensed to investor relations and other consulting expense for the three and six months ended June 30, 2009.

On April 5, 2009, the Company entered into an agreement with a consultant for marketing related services.  The agreement had a term of three months.  The agreement provided compensation of $13,000 for month one, $14,000 for month two and $15,000 for month three.  In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  This warrant was to vest 5,000 shares per month over the term of the agreement. On May 15, 2009, the original agreement was terminated, along with the right to purchase 5,000 shares of common stock that would have vested in June 2009, and the Company entered into a second agreement with the consultant.  The second agreement had a term of three months and provided compensation of $17,500 for month one, of which 50% will be deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  The warrant was to vest 5,000 shares per month over the term of the second agreement. The second agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the second agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in July and August 2009, and the Company entered into a third agreement with the consultant.  The third agreement has a term of two months. The third agreement provided compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  This warrant vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus per the second agreement. The third agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. The fair value of the 25,000 warrants that were granted and vested of $46,414 was expensed to investor relations and other consulting expense for the three and six months ended June 30, 2009.

On April 24, 2009, the Company entered into an agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted a warrant to purchase 2,500 shares of common stock at an exercise price of $1.80 per share. The fair value of the warrant, which was computed as $3,453, was expensed to investor relations and other consulting expense for the three and six months ended June 30, 2009.

In May 2009, the Company began an offering to the holders of its warrants issued with “cashless exercise” provisions and/or “down-round” provisions (collectively the “Released Provisions”).  Pursuant to the offering, the warrant holders were given the opportunity to increase by 10% the number of shares of common stock covered by their warrants in exchange for extinguishing the Released Provisions from their warrants.  In order for the warrant holders to take advantage of the offer, they were required to exercise a portion of their warrant(s) and purchase for cash no less than 30% of the shares of common stock covered by their warrant(s), after giving effect to the increase.  On June 29, 2009, the Company filed a Schedule TO with the SEC covering this offering.  Per the Schedule TO, the offering expired on July 28, 2009.  Subsequent to June 30, 2009, the Schedule TO was amended and the offering was extended until August 17, 2009. As of June 30, 2009, the Company has received $1,899,420 in proceeds, net of offering costs of $68,891, and issued 1,732,248 shares of common stock to warrant holders that have participated in this offer.  Additionally, the Company has issued warrants to purchase 243,005 shares of the Company’s common stock for the 10% increase in warrants offered to warrant holders. The additional warrants were valued at $500,630, using the Black Scholes pricing model, and were expensed to interest expense during the period.

On May 15, 2009, the Company entered into an agreement with a second consultant for marketing related services.  The agreement had a term of three months and provided compensation of $17,500 for month one, of which 50% will be deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  The warrant was to vest 5,000 shares per month over the term of the second agreement. The agreement also provided for a bonus of up to 50,000 additional warrants at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in June and July 2009, and the Company entered into a second agreement with the consultant.  The second agreement has a term of two months and provided compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  This warrant vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus per the second agreement. The second agreement also provided for a bonus of up to 45,000 additional warrants at an exercise price of $1.83 for achieving certain goals. The fair value of the 15,000 warrants that were granted and vested of $29,864 was expensed to investor relations and other consulting expense for the three and six months ended June 30, 2009.

See Note 5 for additional warrants issued during the six months ended June 30, 2009 related to the convertible notes payable.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

The following represents a summary of the warrants outstanding at June 30, 2009 and 2008 and changes during the six months then ended:

	Six Months Ended
	June 30, 2009			June 30, 2008
	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Of Warrants	Weighted Average Exercise Prices	Aggregate Intrinsic Value
Outstanding, beginning of period	11,029,890	$1.14		5,741,306	$1.05

Issued	2,580,855	$1.24		647,573	$1.25
Expired/forfeited	-	-		-	-
Exercised	(2,057,702)	$1.12		-	-
Outstanding, end of period	11,553,043	$1.17	$24,002,870	6,388,879	$1.07	$4,327,646

Exercisable, end of period	11,103,043	$1.17	$23,102,870	6,388,879	$1.07	$4,327,646

The following table summarizes information about warrants outstanding at June 30, 2009:

Exercise Price	Number of Warrant Shares	Weighted Average Remaining Contractual Life (Years)
$ 1.00	2,907,575	2.35
$ 1.01	706,341	6.42
$ 1.20	324,875	3.01
$ 1.25	7,586,752	3.72
$ 1.80	2,500	4.82
$ 1.83	25,000	4.94
	11,553,043	3.52

The weighted average grant date fair value of warrants granted during the six months ended June 30, 2009 was $1.16 per warrant. The outstanding warrants at June 30, 2009 are held by consultants and other service providers, stockholders, and former noteholders.

The Company’s common stock purchase warrants do not trade in an active securities market, therefore, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions for the six months ended June 30, 2009:

Annual dividend yield	0.0%
Average expected life (years)	2.22-5.10
Risk-free interest rate	2.42-3.29%
Expected volatility	88-103%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for the prior year. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on 10-year U.S. Treasury securities.

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

On October 30, 2006, the Company adopted the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. On June 17, 2009, the board of directors amended the 2006 Plan to increase the maximum aggregate amount of stock based awards that may be granted from the 2006 Plan to 2,875,000 shares.

On March 31, 2008, the Company granted to Michael Barrett, the Company’s former Chief Financial Officer, an option to purchase 20,000 shares of common stock at a price of $1.00 per share.

On April 16, 2008, the Company granted to Michael Barrett, the Company’s former Chief Financial Officer, an option to purchase 20,000 shares of common stock at a price of $1.00 per share.

On April 16, 2008, the Company granted to three consultants options to purchase 130,700 shares of common stock at prices ranging from of $1.00 to $1.25 per share.

In June 2008, the Company granted to employees options to purchase 160,000 shares of common stock at prices ranging from $1.01 to $1.10 per share.

In January 2009, the Company granted to Kevin Harris, the Company’s Chief Financial Officer, an option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share, vesting as follows: 25,000 of the option shares vested on the date of grant; 25,000 of the option shares vested three months after the grant date; and the balance of 150,000 option shares vests in equal monthly increments over the term of his employment agreement.  In addition, per the terms of the employment agreement, the Company granted options to purchase 25,000 shares of common stock at an exercise price of $1.00 per share, vesting equally over 24 months, as bonus compensation at March 31, 2009 and at June 30, 2009, respectively.

On January 1, 2009, the Company entered into a three month consulting agreement with Unionway International, LLC, an entity controlled by Mr. Bing Liu, for consulting services.  As part of the agreement, Mr. Liu was granted a 10-year option to purchase 18,000 shares of common stock at an exercise price of $1.00 per share vesting in equal monthly increments over the term of the agreement as compensation for 2008 achievements.  In addition, Mr. Liu has been granted a 10-year option to purchase 5,000 shares of common stock at an exercise price of $1.00 per share vesting 2,500 shares on January 1, 2009, 1,250 shares on February 1, 2009 and 1,250 shares on March 1, 2009.

On January 17, 2009, the Company entered into a two month consulting agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted an option to purchase 2,500 shares of common stock at an exercise price of $1.25 per share, per month for the term of the agreement.

On April 1, 2009, the Company entered into a three month consulting agreement with Unionway International, LLC, an entity controlled by Mr. Bing Liu, for consulting services.  As part of the agreement, Mr. Liu was granted a 10-year option to purchase 15,000 shares of common stock at an exercise price of $1.25 per share vesting over the term of the agreement.

From January through June 2009, the Company granted to employees options to purchase a total of 335,000 shares of common stock under the 2006 Plan and the 2005 Plan at a prices ranging from of $1.00 to $3.30 per share.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Six Months ended
	June 30, 2009			June 30, 2008
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, beginning of period	1,444,084	$0.83		1,316,384	$0.75

Granted	628,000	$1.45	$1,129,120	330,700	$1.05		$230,350

Exercised	(75,106)	$1.11	$143,575	-	$-	$

Cancelled	(104,041)	$1.08	$191,934	(290,458)	$1.06		$201,844

Outstanding, end of period	1,892,937	$1.01	$4,243,794	1,356,626	$0.76		$1,348,412

Exercisable, end of period	1,210,411	$0.76	$3,009,875	1,041,952	$0.67		$1,130,157

The weighted-average grant date fair value of options granted during the six months ended June 30, 2009 and 2008 was $1.33 and $0.75 per option, respectively.

As of June 30, 2009 and 2008, 682,526 and 314,674 of the options granted are not vested with an estimated remaining value of $1,233,919 and $232,527, respectively. As of June 30, 2009 and 2008, 453,980 and 253,414 of the unvested options are expected to vest with an estimated remaining value of $828,111 and $176,414, respectively. At June 30, 2009, 1,210,411 of these options were exercisable with a weighted average remaining contractual term of 7.0 years. The weighted average remaining contractual life of all options outstanding at June 30, 2009 is 7.9 years.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $56,429 and $141,637 for the three and six months ended June 30, 2009, respectively. The Company recorded compensation expense associated with the issuance and vesting of stock options of $88,348 and $117,853 for the three and six months ended June 30, 2008, respectively.

During the three and six months ended June 30, 2009, the Company received proceeds of $83,086 for 75,106 stock options exercised. The total intrinsic value of the stock options exercised was $143,575. There were no stock options exercised during the six months ended June 30, 2008.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On September 12, 2006, the Company entered into a Securities Purchase Agreement with 13 accredited investors pursuant to which it sold 10% secured convertible debentures (the “2006 Debentures”) in the aggregate principal amount of $3,243,378 and common stock purchase warrants to purchase an aggregate of 3,243,378 shares of the Company’s common stock at $1.00 per share (the “Base Conversion Price”). The debenture holders have the right to convert the 2006 Debentures into 3,243,378 shares of common stock. The 2006 Debentures mature on September 12, 2009 and bear interest at the rate of 10% per year, payable quarterly. If, during the time that the 2006 Debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the 2006 Debentures will be reduced. During August 2009, the Company received a waiver whereby the holders of the 2006 Debentures permanently waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have occurred on or oafter April 1, 2009, as a result of this provision.

Under the terms of the Registration Rights Agreement executed in conjunction with the offering, the Company is obligated to register for resale at least 130% of the shares of its common stock issuable upon the conversion of the 2006 Debentures and the exercise of the common stock purchase warrants. However, the agreement also prohibits the Company from registering shares of common stock on a registration statement that total more than one-half of the issued and outstanding shares of common stock, reduced by 10,000 shares.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

If a registration statement was not filed within 30 days of the sale of the 2006 Debentures, or was not effective 120 days from the date of the sale of the 2006 Debentures, which was January 10, 2007, or if the Company did not respond to an SEC request for information during the registration period within 10 days of notice, the Company was required to pay to each holder of its 2006 Debentures an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate subscription amount paid by each holder. The Company, (1) was not liable for liquidated damages with respect to any warrants or warrant shares, (2) was not liable for liquidated damages in excess of 1.5% of the aggregate subscription amount of the holders in any 30-day period, and (3) the maximum aggregate liquidated damages payable to a holder was 18% of the aggregate subscription amount paid by such holder up to a maximum aggregate liquidated damages of 18% of the total amount of the 2006 Debentures, or $583,808. If the Company failed to pay any partial liquidated damages in full within seven days after the date payable, the Company would pay interest at a rate of 18% per annum to the holder, accruing daily from the date such partial liquidated damages were due until such amounts, plus all such interest, were paid in full. The partial liquidated damages applied on a daily pro-rata basis for any portion of a month.

Pursuant to Amendment No. 1 to the Registration Rights Agreement, the holders of the Company’s 2006 Debentures agreed to extend the filing date of the registration statement to October 31, 2006, and pursuant to Amendment No. 2 to the Registration Rights Agreement, the holders of the Company’s 2006 Debentures agreed to extend the filing date of the registration statement to November 3, 2006. The Company did not meet the 10 day response period for responding to an SEC request for additional information nor did the Company meet the target registration statement effectiveness date of January 10, 2007. The holders did not agree to waive the liquidated damages that accrued due to the Company’s failure to meet the 10 day period for responding to an SEC request for additional information nor did the holders agree to waive the liquidated damages that accrued due to the Company’s failure to have the registration statement declared effective by January 10, 2007.

In accordance with FASB Staff Position Emerging Issues Task Force (“FSP EITF”) 00-19-02, “Accounting for Registration Payment Arrangements,” the Company believed, at the time the 2006 Debentures were issued, that it was probable that it would be in violation of certain filing provisions within the Registration Rights Agreement and recorded $111,897 as a discount to the 2006 Debentures. On March 23, 2007 the Company entered into a Consent and Waiver agreement as more fully described below that determined the actual liquidated damages to be $169,917 calculated through March 23, 2007 and covering the period through April 30, 2007.

The Company was also required to make an interest payment to the 2006 Debenture holders on April 1, 2007. The Consent and Waiver allowed the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder. For payment of the 2006 Debenture holder’s pro rata portion of the April 1 interest payment, the 2006 Debenture holder could choose to increase the principal amount of his 2006 Debenture by his pro-rata share of the accrued interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the 2006 Debenture holders pro rata portion of the liquidated damages, each 2006 Debenture holder had the same choice, that is, either to increase his 2006 Debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the 2006 Debenture holders were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company would be required to issue up to a total of 566,336 shares of the Company’s common stock. The Consent and Waiver allowed the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents. The Company has issued 195,594 shares as partial payment for these liquidated damages valued at $166,259. At December 31, 2008 and June 30, 2009, $3,658 of these damages remained in accrued expenses - registration rights agreement. The Company issued 190,090 shares in November and December 2007 as partial payment for the April 1 interest payment of $161,580. The Company issued 15,669 shares in January and February 2008 as partial payment for the April 1 interest payments of $13,319.

The Consent and Waiver allowed the Company to issue to Oceana Partners, LLC, without triggering the anti-dilution rights, 50,000 shares of common stock in consideration for research coverage for a 12-month period.

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726. On September 21, 2007 the Company received from the holders of the 2006 Debentures a second Consent and Waiver. The holders of the 2006 Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. The Company issued 135,063 shares in February 2008 as partial payment for these liquidated damages valued at $106,513. The Company issued 931 shares in April 2009 as partial payment for these liquidated damages valued at $791. At December 31, 2008 and June 30, 2009, $26,213 and $25,422 of these damages remained in accrued expenses - registration rights agreement. The Company issued 94,952 shares in February 2008 as partial payment for the July 1 and October 1, 2007 interest payments of $110,147.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

The Company did not meet the August 18, 2007 date to file a second registration statement. As a result, the Company incurred additional liquidated damages for the period August 18 through December 19, 2007 of $194,603.  The Company received from the holders of the 2006 Debentures a third Consent and Waiver, dated February 13, 2008 and amended on August 19, 2008. The third Consent and Waiver waived the requirement included in the 2006 Debentures and the Registration Rights Agreement that the Company file a second registration statement, waived the liquidated damages that accrued from and after December 19, 2007 and waived the payment of any interest that would have accrued on the liquidated damages. The holders of the 2006 Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on January 1, 2008 and as payment of the liquidated damages accrued prior to December 19, 2007 under the Registration Rights Agreement. In August 2008, a holder of the 2006 Debentures converted $6,000 of accrued liquidated damages into 6,000 shares of common stock as more fully described below. In September 2008, the Company issued $64,422 in additional debentures as payment of liquidated damages, which included $4,422 of penalty interest, and $26,868 in additional debentures as payment for quarterly interest due on January 1, 2008, which included $1,868 of penalty interest. The additional debentures had a term of 18 months and are convertible at $0.85 per share.  During October and December 2008, the Company issued $349,494 in additional debentures as payment of liquidated damages, quarterly interest, and penalty interest.  These additional debentures also have a term of 18 months and are convertible at $0.85 per share. The Company issued 3,750 shares in December 2008 as partial payment for these liquidated damages valued at $3,750.   At December 31, 2008, $4,732 remained in accrued expenses - registration rights agreement. The Company issued 5,567 shares in April 2009 as partial payment for these liquidated damages valued at $4,732. At June 30, 2009, $0 remained in accrued expenses - registration rights agreement.

According to the terms of the 2006 Debentures, the Company is to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due.  The Company failed to make the interest payments that were due on April 1, and July 1, 2008, totaling $139,169. On September 22, 2008 the Company received from the holders of the 2006 Debentures a fourth Consent and Waiver of defaults of the 2006 Debentures. The holders of the 2006 Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on April 1, July 1, and October 1, 2008, totaling $205,207.  In August 2008, certain holders of the 2006 Debentures converted $8,694 of accrued interest into 8,694 shares of common stock as more fully described below. During October and December 2008, the Company issued $349,494 in additional debentures as payment of liquidated damages, quarterly interest, and penalty interest.  The additional debentures have a term of 18 months and are convertible at $0.85 per share. The Company issued 6,250 shares in December 2008 as partial payment for interest valued at $6,250. The Company failed to make the interest payments that were due on January 1, April 1, and July 1 2009, totaling $126,614. The Company issued 9,281 shares in April 2009 as partial payment for interest valued at $7,886. In May 2009, the Company paid $56,575 for quarterly interest, which included $3,810 of penalty interest.  At June 30, 2009, $110,212 remained in accrued interest on the 2006 Debentures.

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

The Company has accounted for the 2006 Debentures according to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” FSP EITF 00-19-2, EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”,  EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  The Company has accounted for the registration rights arrangement under the guidance of FSP EITF 00-19-2 and the warrants and the embedded conversion feature as derivative liabilities under the guidance of EITF 07-5, see Note 2. The value of the 2006 Debentures was allocated between the 2006 Debentures, the registration rights arrangement and the warrants, including the beneficial conversion feature, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the beneficial conversion feature, is being amortized over the term of the 2006 Debentures. The Company amortized $47,369 and $445,760 to interest expense for the three and six months ended June 30, 2009, respectively, including the acceleration of amortization due to conversions discussed below. The Company amortized $221,192 and $442,384 to interest expense for the three and six months ended June 30, 2008, respectively, including the acceleration of amortization due to conversions discussed below. The remaining unamortized warrant and beneficial conversion feature value of $31,523 is recorded as a discount on the 2006 Debentures on the accompanying balance sheet.

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options were valued at $374,531 using the Black-Scholes option pricing model. These costs, totaling $1,592,046, are being amortized over the term of the 2006 Debentures. The Company recorded amortization of $23,681 and $222,846 to interest expense, including the acceleration of amortization due to conversions discussed below, related to the 2006 Debentures during the three and six months ended June 30, 2009. The Company recorded amortization of $110,579 and $221,158 to interest expense, including the acceleration of amortization due to conversions discussed below, related to the 2006 Debentures during the three and six months ended June 30, 2008. The unamortized amount of $15,759 is recorded as part of the deferred financing costs in the accompanying balance sheet.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

In November and December 2007, certain holders of the 2006 Debentures converted $460,000 of notes and $48,406 of accrued interest into 508,406 shares of common stock at $1.00 per share. The unamortized discount of $253,481 on the converted notes was recorded as interest expense at the time of the conversion.

In August 2008, certain holders of the 2006 Debentures converted $300,000 of principal and $15,468 of accrued interest, accrued liquidated damages and penalty interest into 315,468 shares of common stock at $1.00 per share and 86,601 warrants to purchase shares of the Company’s common stock at $1.25 per share. The unamortized discount of $103,310 on the converted notes was recorded as interest expense at the time of the conversion.

In November and December 2008, certain holders of the 2006 Debentures converted $481,408 of principal into 481,408 shares of common stock at $1.00 per share.  The unamortized discount of $121,673 on the converted notes was recorded as interest expense at the time of the conversion.

In January 2009, certain holders of the 2006 Debentures converted $50,000 of principal into 50,000 shares of common stock at $1.00 per share.  The unamortized discount of $10,596 and the unamortized debt issuance costs of $5,297 on the converted notes were recorded as interest expense at the time of the conversion.

In February 2009, certain holders of the 2006 Debentures converted $601,439 of principal into 601,439 shares of common stock at $1.00 per share.  The unamortized discount of $111,523 and the unamortized debt issuance costs of $55,753 on the converted notes were recorded as interest expense at the time of the conversion.  In addition, those same holders converted $207,473 of principal amount and accrued interest of certain other debentures received in 2008 into 244,086 shares of common stock at $0.85 per share.

In March 2009, certain holders of the 2006 Debentures converted $854,163 of principal into 854,163 shares of common stock at $1.00 per share. The unamortized discount of $135,759 and the unamortized debt issuance costs of $67,869 on the converted notes were recorded as interest expense at the time of the conversion.  In addition, certain holders of the 10% convertible debentures converted $26,868 of principal into 31,609 shares of common stock at $0.85 per share.

In April 2009, certain holders of the 2006 Debentures converted $99,697 of principal into 99,697 shares of common stock at $1.00 per share.  The unamortized discount of $13,205 and the unamortized debt issuance costs of $6,601 on the converted notes were recorded as interest expense at the time of the conversion.

In May and June 2009, a certain holder of 10% convertible debentures, which had been issued as payment of interest and penalties on the 2006 Debentures, converted $68,855 of principal into 81,006 shares of common stock at $0.85 per share.

On November 21, 2008, the Company entered into a fifth Consent and Waiver agreement whereby the holders of the 2006 Debentures agreed to allow the Company to sell up to $1,200,000 in aggregate principal amount of the Company’s 10% Convertible Promissory Notes (“2008 Convertible Notes”), due eleven months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.25 per share. In consideration of the waiver and the consent provided by the holders, the Company agreed to accelerate the maturity date of the 18 month 10% convertible debentures to September 12, 2009 and the Company agreed and acknowledged that the 2006 warrant shares and the shares of common stock underlying the 18 month 10% convertible debentures issued or issuable to each of the holders in payment of interest and liquidated damages pursuant to prior consent and waiver agreements shall carry “piggyback” registration rights.

Per the Consent and Waiver discussed above, in November and December 2008, the Company entered into a Securities Purchase Agreement, that also included registration rights, with certain accredited investors to which it sold 2008 Convertible Notes in the aggregate principal amount of $845,000, which may be converted at the price of $1.25 per share (subject to adjustment as discussed below) into an aggregate of 676,000 shares of common stock.  In conjunction with the sale of the 2008 Convertible Notes, the Company issued common stock purchase warrants to purchase an aggregate of 338,000 shares of common stock at $1.25 per share.   In January 2009, the Company completed the sale and issuance of the Company’s 2008 Convertible Notes. Accordingly, the Company received additional gross proceeds of $355,000, which may be converted at the price of $1.25 per share (subject to adjustment as discussed below) into an aggregate of 284,000 shares of common stock.  In conjunction with the sale of the 2008 Convertible Notes, the Company issued common stock purchase warrants to purchase an aggregate of 142,000 shares of common stock at $1.25 per share and paid its placement agent a total of $21,300 in commissions and issued to its placement agent a five-year warrant to purchase an additional 21,300 shares of the Company’s common stock, at an exercise price of $1.25 per share.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

If, during the time that the 2008 Convertible Notes are outstanding, the Company sells or grants any option to purchase (other than options issued to its employees, officers, directors or consultants), or sells or grants any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock at a price per share that is lower than the conversion price of these notes, then the conversion price of the 2008 Convertible Notes will be reduced according to the following weighted average formula:  the conversion price will be multiplied by a fraction the denominator of which will be the number of shares of common stock outstanding on the date of the issuance plus the number of additional shares of common stock offered for purchase and the numerator of which will be the number of shares of common stock outstanding on the date of such issuance plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at the conversion price.  A reduction in the conversion price resulting from the foregoing would allow holders of its 2008 Convertible Notes to receive more than 960,000 shares of its common stock upon conversion of the outstanding principal amount.  In that case, an investment in our common stock would be diluted to a greater extent than it would be if no adjustment to the conversion price were required to be made. During August 2009, the Company received a waiver from the holders of the 2008 Convertible Notes pursuant to which they forever waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of this provision.

Under the terms of the Registration Rights Agreement executed in conjunction with the offering, the Company is obligated to file a registration statement with the SEC covering the resale of the shares issuable upon conversion of the 2008 Convertible Notes and the exercise of the common stock purchase warrants  The Company must file the registration statement no later than 60 days following the final closing date of the sale and issuance of the 2008 Convertible Notes and warrants, and must use its best efforts to cause the registration statement to become effective no later than 120 days thereafter. If the Company is delinquent in the filing deadline or the effectiveness deadline of the registration statement, it will be obligated to pay the holders of the 2008 Convertible Notes liquidated damages equal to 1% of the outstanding principal amount of the 2008 Convertible Notes for every 30-day period of delinquency, up to a maximum of 10%. The Company may pay any such liquidated damages in cash or its common stock valued at the average volume weighted average price (“VWAP”) for the five trading days preceding the applicable due date, provided such average VWAP exceeds $1.00 per share. On May 1, 2009, the Company received a Consent and Waiver from the holders of the 2008 Convertible Notes waiving all liquidated damages under the Registration Rights Agreement.

The warrants are redeemable at a price of $0.01 per share in the event (i) the average VWAP of the Company’s common stock for 10 consecutive trading days equals or exceeds 2.5 times the then current exercise price, (ii) the average daily trading volume of the common stock during such 10-trading day period is at least 50,000 shares and (iii) there is an effective registration statement covering the resale of the shares issuable upon exercise of the warrants.

The total value of the 2008 Convertible Notes was allocated between the 2008 Convertible Notes and the warrants, including the beneficial conversion feature, which amounted to $595,646 and $604,354, respectively. The discount of $604,354 related to the warrants, including the beneficial conversion feature, is being amortized over the term of the 2008 Convertible Notes. The Company amortized $164,824 and $329,648 to interest expense related to the 2008 Convertible Notes for the three and six months ended June 30, 2009. The remaining unamortized warrant and beneficial conversion feature value of $218,181 is recorded as a discount on the 2008 Convertible Notes on the accompanying balance sheets. At June 30, 2009, $65,799 of interest has been accrued on these notes.

In addition, as part of the transaction, the Company paid $72,000 and issued common stock purchase warrants to purchase an aggregate of 72,000 shares of common stock at $1.25 per share. The warrants were valued at $65,695 using the Black-Scholes option pricing model. These costs, totaling $137,695, are being amortized over the term of the 2008 Convertible Notes.  The Company recorded amortization of $37,553 and $75,106 to interest expense during the three and six months ended June 30, 2009. The unamortized amount of $49,986 is recorded as part of the deferred financing costs in the accompanying balance sheet.

During May 2009, the Company entered into a sixth Consent and Waiver agreement whereby the holders of the 2006 Debentures agreed to allow the Company to sell up to $300,000 in aggregate principal amount of the Company’s 10% Convertible Promissory Notes (“2009 Convertible Notes”), due five months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.75 per share.  Per the Consent and Waiver discussed above, in May 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors to which it sold 2009 Convertible Notes in the aggregate principal amount of $300,000, which may be converted at the price of $1.75 per share into an aggregate of 171,429 shares of common stock.  In conjunction with the sale of the 2009 Convertible Notes, the Company paid its placement agent a total of $12,000 in commissions. The Company recorded amortization of $4,800 to interest expense during the three and six months ended June 30, 2009. The unamortized amount of $7,200 is recorded as part of the deferred financing costs in the accompanying balance sheet.

The total value of the 2009 Convertible Notes was allocated between the 2009 Convertible Notes and the beneficial conversion feature, which amounted to $19,715. The discount of $19,715 related to the beneficial conversion feature is being amortized over the term of the 2009 Convertible Notes. The Company amortized $7,886 to interest expense related to the 2009 Convertible Notes for the three and six months ended June 30, 2009. The remaining unamortized warrant and beneficial conversion feature value of $11,829 is recorded as a discount on the 2009 Convertible Notes on the accompanying balance sheets. At June 30, 2009, $4,722 of interest has been accrued on these notes.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

Convertible notes payable consist of the following:

	June 30, 2009	December 31, 2008
Debentures outstanding	$534,259	$2,442,754
2008 Convertible Notes	1,200,000	845,000
2009 Convertible Notes	300,000	-
Unamortized discount on debentures	(261,533)	(866,225)
Convertible notes payable, net	$1,772,726	$2,421,529

NOTE 6 - NOTES PAYABLE

7.41% Senior Secured Original Issue Discount Notes

During 2007, the Company sold $864,000 in face amount of its 7.41% Senior Secured Original Issue Discount Notes (“7.41% Notes”) and warrants to purchase 400,000 shares of the Company’s common stock for a purchase price of $800,000. The 7.41% Notes are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning nine months after issuance of the warrant. Pursuant to the warrant agreements, if the Company issues common stock or common stock equivalents at a price lower than the warrant exercise price (the “Base Share Price”), then the warrant exercise price will be reduced to equal the Base Share Price and the number of warrant shares issuable will be increased so that the aggregate exercise price, after taking into account the decrease, will be equal to the aggregate exercise price prior to the adjustment. During August 2009, the Company received a waiver pursuant to which they forever waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of this provision. The Company has accounted for the debentures according to SFAS 133, EITF 00-19, EITF 98-5 and EITF 00-27. The Company had accounted for the warrants as equity derivative liability under the guidance of EITF 07-5. See Note 2. The value of the 7.41% Notes was allocated between the original issue discount (“OID”), the warrants and the debentures which amounted to $64,000, $242,352 and $557,648, respectively. The discount related to the OID and warrants of $306,352 will be amortized over the one year term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued using the Black-Scholes option pricing model.

The Company recorded $0 of interest expense related to the amortization of the discount related to 7.41% Notes and warrants for the three and six months ended June 30, 2009, respectively. The Company recorded $52,883 and $129,471 of interest expense related to the amortization of the discount related to 7.41% Notes and warrants for the three and six months ended June 30, 2008, respectively.

As part of the second Consent and Waiver described above in Note 5, the holders of the Debentures agreed to allow the Company to sell the $864,000 face amount of 7.41% Notes in exchange for warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $128,038 using the Black-Scholes option pricing model with the following assumptions: term of 5 years, a risk-free interest rate of 4.52%, a dividend yield of 0% and volatility of 124%. These costs were recorded as deferred financing costs and will be amortized over the term of the 7.41% Notes. As part of the issuance of the 7.41% Notes certain officers of the Company transferred to Oceana Partners and Carlin Capital 400,000 shares of common stock valued at $1.00 per share. The value of $400,000 was recorded as deferred financing cost and was amortized over the term of the 7.41% Notes. The transfer of shares from the officers was recorded in additional paid-in capital.

The Company recorded amortization of deferred financing costs of $0 to interest expense related to the 7.41% Notes during the three and six months ended June 30, 2009, respectively. The Company recorded amortization of deferred financing costs of $22,002 and $154,011 to interest expense related to the 7.41% Notes during the three and six months ended June 30, 2008, respectively.

Pursuant to the Registration Rights Agreement the Company signed in connection with the offering of the 7.41% Notes, the Company was required to register 125% of the number of shares underlying the related warrants. The Company was required to file a registration statement for this purpose within 180 days following the date that the units were sold, and the Company would be in default of the Registration Rights Agreement if it failed to file the registration statement within 30 days following the expiration of the 180 day period. The Company obtained a Consent and Waiver from the holders of the 7.41% Notes in relation to the liquidated damages under the Registration Rights Agreement.  As more fully described below the Company issued 19,616 shares for payment of $19,616 of liquidated damages.  As of June 30, 2009 and December 31, 2008, the Company has recorded $19,143 in accrued expenses – registration rights agreement.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On January 30, 2009, the Company entered into a one year lease with its current landlord for approximately 2,395 rentable square feet of additional office space for temporary expansions as the Company negotiates a larger space in the same building.  On June 19, 2009, the Company entered into a non-binding Letter of Intent (“LOI”) with its current landlord to relocate and to occupy approximately 16,000 square feet in the building to accommodate growth and the landlord has agreed to abate the rent for all current office space beginning July 1, 2009 while the parties complete a formal amendment to the current office lease.  It is anticipated that the new lease will be completed in August 2009 and that the Company will relocate to its new office space under the terms of this amended lease as of December 1, 2009.

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

Guarantees and Indemnities

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company hedges some of the risk associated with these potential obligations by carrying general liability insurance. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying statement of financial position.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Unionway International, LLC, an entity controlled by Bing Liu, a former officer and director, provides software development services to the Company. During the three and six months ended June 30, 2009 and 2008, the Company paid Unionway International, LLC $36,000 and $49,500, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On July 21, 2009, the Company closed the sale and issuance of 200,000 shares of common stock to twenty-eight accredited investors for an aggregate purchase price of $500,000, the proceeds of which the Company will use for general working capital. There were no issuance costs related to this sale.

On July 21, 2009, the Company’s board of directors appointed Mr. Bennet Van De Bunt as a director.  Bennet Van De Bunt is the Co-CEO of Guthy-Renker.  Mr. Van De Bunt was selected as a director pursuant to the Company’s obligation under the Media and Marketing Services Agreement (see Note 4).  Mr. Van De Bunt has not been and is not expected to be named to any committee of our board of directors.  The Company also entered into an Indemnification Agreement with Bennet Van De Bunt similar to those described in Note 7 above. All of the obligations under the Indemnification Agreement will continue as to any matter which is the subject of the Indemnification Agreement, notwithstanding the termination of Mr. Van De Bunt’s service as a director.

The Company extended the warrant offering described in Note 4 above until August 17, 2009. From July 1 through August 13, 2009, the Company has received $73,994 in proceeds, net of offering costs of $2,684, and issued 70,977 shares of common stock to warrant holders that have participated in the warrant offering described in Note 4 above.  Additionally, the Company has issued warrants to purchase 16,213 shares of the Company’s common stock for the 10% increase in warrants offered to warrant holders. The additional warrants were valued at $31,411, using the Black Scholes pricing model, and will be recorded to interest expense.

During July and August 2009, the Company granted to employees options to purchase a total of 29,500 shares of common stock under the 2006 Plan and the 2005 Plan at a prices ranging from of $2.50 to $3.10 per share.

On July 24, 2009, the Company entered into a licensing agreement with Wiley Publishing, Inc., owner of the For Dummies® trademark, for use of the For Dummies® trademark in connection with the manufacture, development, operation, sale, distribution and promotion of the Company’s products.  The term of the agreement is five years with an option for the Company to renew for an additional five years provided that the Company has paid to Wiley a minimum royalty of $2,000,000 during the initial term of the agreement. The Company has paid a $100,000 non-refundable royalty advance.

During August 2009, the Company received waivers from the holders of its convertible securities permanently waiving, as of and after April 1, 2009, any and all conversion or exercise price adjustment provisions that would cause such securities to be accounted for as derivative liabilities, according to EITF 07-5 (see Note 2).

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

OVERVIEW

We are a provider of secure content management software based in Los Angeles, California. We develop, market and license security software and related services. Our mission is to bring to market advanced solutions to combat and prevent identity theft, spyware, viruses, and related computer threats.

We have developed a Collaborative Internet Security Network, which we refer to as the “CISN” or the “earlyNETWORK”, which is based on certain technology principles commonly found in a peer-to-peer network infrastructure.  A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network.  This means that when a threat is detected from a computer that is part of the earlyNETWORK, the threat is relayed to our Early Alert Center.  The Early Alert Center tests, grades and ranks the threat, automatically generates definition and signature files based on the threat, and relays this information to the Alert Server, in some cases after a human verification step.  The Alert Server will relay the information it receives from the Early Alert Center to other machines in the earlyNETWORK, and each machine that receives the information will, in turn, relay it to other machines that are part of the earlyNETWORK.  This protocol allows us to rapidly distribute alerts and updates regarding potentially damaging viruses, e-mails and other threats to members of the earlyNETWORK, without regard for the cost of the bandwidth involved.  Because cost is not a factor, updates can be continuous, making our approach significantly faster than the client/server protocols used by traditional Internet security companies that provide manual broadcast-updated threat management systems.  Computer users join the earlyNETWORK simply by downloading and installing our software.

Historically, our revenues were derived from the sales of, and ongoing subscriptions for, a single product, CyberDefender Anti-Spyware 2006. The product was sold at a price of $39.99, which included the initial download and one year of updates.  The license to use the software was renewed annually, also at $39.99, with incentives for early renewals.  On November 20, 2006 we stopped licensing this product to new subscribers (although we continue to support and upgrade it for existing users).  We now offer a full line of internet security products, which includes CyberDefender Early Detection Center V2.0 and CyberDefender Free V2.0, as well as upgrades to these products.  CyberDefender Early Detection Center V2.0 and CyberDefender Free V2.0 are complete Internet security suites that protect home computer users against spam, spyware, viruses and scams.  The software programs are identical but are distributed in one of two ways.  If the subscriber chooses the free version (CyberDefender Free V2.0), he will receive the software with advertising banners in it.  If the subscriber does not wish to receive the advertising, he may pay to purchase a license for CyberDefender Early Detection Center V2.0.  The annual licensing fee can be as low as $12.99 or as high as $49.99, depending on the marketing and distribution channels that we use.

Additionally on September 27, 2007, we announced the launch of CyberDefenderULTIMATE and CyberDefenderCOMPLETE.  These are enhanced versions of our security software.  For an annual fee, CyberDefenderULTIMATE provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE provides year-round unlimited anti-malware support for a subscriber’s computer with a one time live technical support call.  These new security suites also include 2 gigabytes of online backup.  These products are sold for $99.99 to $299.99 per year.  We also offer a free Internet security toolbar called MyIdentityDefender (“MyID”).  MyID is free to use and generates revenue through search advertising. In August 2008, we announced the launch of our Identity Protection Services.  These services monitor a customer’s name, social security number, credit cards and address for fraud.  The customer can also include credit monitoring for an additional fee. The monthly subscription rate ranges from $14.95 to $19.95, depending on the marketing or distribution channels used by the Company. On November 20, 2008, the Company announced the launch of CyberDefender Registry Cleaner.  The CyberDefender Registry Cleaner eliminates clutter and junk that builds up within a computer’s registry due to the installation and removal of programs, deletion and creation of files and cached records from Web surfing.  The annual subscription rate ranges from $19.99 to $39.98, depending on the marketing or distribution channels we use.

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

The following table summarizes our revenue, typically deferred over 12 to 36 months as required by GAAP, for the sale of our products during each quarter since January 1, 2008. (See the charts in Trends, Event and Uncertainties for actual monthly sales receipt details.)  Revenues include renewals of our CyberDefender Anti-Spyware 2006 product as well as sales and renewals of our CyberDefender Early Detection Center V2.0, CyberDefenderULTIMATE, CyberDefenderCOMPLETE and CyberDefender Registry Cleaner products, sales of our backup CDs with our products and advertising revenue derived from CyberDefender FREE V2.0 and the MyID toolbar.

Quarter Ended	Sales
March 31, 2008	$475,046
June 30, 2008	$742,862
September 30, 2008	$1,202,715
December 31, 2008	$2,467,136
Fiscal Year 2008 Totals	$4,887,759

March 31, 2009	$3,191,630
June 30, 2009	3,686,644
Fiscal Year 2009 Totals	$6,878,274

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

CyberDefenderFREE is offered to consumers at no cost.  CyberDefenderFREE generates revenue through banner advertisements and upgrades.    There is no trial period for using the CyberDefender FREE V2.0 software.  Once a subscriber downloads the software, it is his to keep and we receive payment from the advertisers.

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

While we were developing CyberDefender Early Detection Center/CyberDefender FREE 2.0, we slowed down our efforts in marketing our CyberDefender Anti-Spyware 2006 software so that we could devote more of our financial resources to the development of our new product.  The expense of turning our business from a marketer of a single software product into a developer of a suite of Internet security products exceeded our revenues.  During this period, our new user marketing was restricted to experimental activities.  Therefore, as and when we needed cash, we sold our securities.  To date, we have received $5,775,000 from the sale of our convertible debt securities, $800,000 from the sale of our 7.41% Original Issue Discount Notes, $160,000 from the issuance of a note payable to a shareholder, $4,916,880 from the sale of our common stock and units consisting of our common stock and warrants and $1,968,311 from the exercise of warrants in connection with the Company’s warrant tender offer.

We are continuing to roll-out our CyberDefender Early Detection Center V2.0/CyberDefender FREE V2.0, CyberDefenderULTIMATE, CyberDefender Identity Protections Services, MyIdentityDefender and CyberDefender Registry Cleaner products and, to date, revenues we receive from advertising or from those who license the products have not been adequate to support our operations.  We expect that our expenses will continue to exceed our revenues for at least the next three to six months.  We currently believe that we have enough cash to fund our operations through December 2009.  In order to fund our operations beyond that date, we will be required to borrow money or to find other sources of financing.  We do not have any commitments for financing at this time and we cannot guarantee that we will be able to find financing when we need it.  If we are unable to find financing when we need it we may be required to curtail, or even to cease, our operations.

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

Specifically, we recognize revenues from our CyberDefender Anti-Spyware 2006, CyberDefender Early Detection Center, CyberDefenderULTIMATE, CyberDefenderCOMPLETE and CyberDefender Registry Cleaner products when all of the following conditions for revenue recognition are met:

•	persuasive evidence of an arrangement exists,

•	the product or service has been delivered,

•	the fee is fixed or determinable, and

•	collection of the resulting receivable is reasonably assured.

We currently sell five products, CyberDefender Early Detection Center (“EDC”), CyberDefenderULTIMATE, CyberDefenderCOMPLETE, CyberDefender Registry Cleaner and CyberDefender Identity Protection Service, over the Internet.  We also offer a backup CD-ROM of the EDC software for an additional fee.  CyberDefenderCOMPLETE offers customers one-time technical support and a license for EDC, while CyberDefenderULTIMATE offers customers unlimited technical support for a specified period and a license for EDC.  Customers order the product and simultaneously provide their credit card information to us.  Upon receipt of authorization from the credit card issuer, we provide technical support if the customer purchased CyberDefenderULTIMATE or CyberDefenderCOMPLETE and a license allowing the customer to download EDC over the Internet.  As part of the sales price, we provide renewable product support and content updates, which are separate components of product licenses and sales.  Term licenses allow customers to use our products and receive product support coverage and content updates for a specified period, generally twelve months.  We invoice for product support, content updates and term licenses at the beginning of the term.  These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements.  EDC and CyberDefenderULTIMATE are in substance a subscription and the entire fee is deferred and is recognized ratably over the term of the arrangement according to the guidance in SOP 97-2 paragraph 49.  Revenue is recognized immediately for the sale of the backup CD-ROM, the license of CyberDefender Registry Cleaner and for the portion of the sale of CyberDefenderCOMPLETE that relates to the one-time technical support as we believe that VSOE of fair value exists for all elements delivered.

We use a third party service provider for the technical support services provided as part of our CyberDefenderCOMPLETE and CyberDefenderULTIMATE products.  The costs associated with this service are deferred and expensed over the same period as the related revenue. We also use third parties to sell our software and therefore we evaluate the criteria of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions.  We are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, establish product specifications, and have the risk of loss as it relates to cargo losses.  Accordingly, our revenue is recorded on a gross basis.

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

Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs when a customer contacts the credit card issuer directly to request a refund instead of contacting the Company.  The Company’s third party processor is usually notified within 30 days of any chargebacks by the credit card issuer.  The third party processor reduces the amounts due to us as a result of any chargebacks during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the rebilling event and are recorded prior to closing the previous month’s accounting records.  As stated in our revenue recognition policy, revenue is deferred and recognized ratably over the term of the arrangement.

In November 2006 we launched CyberDefender FREE 2.0, which is free to the subscriber.  We earn revenue from advertising networks and search engine providers that pay us for displaying the advertiser’s advertisements inside the software and from search results generated by our users.  Advertising revenue is recognized when earned.

Customers are permitted to return our software products (CyberDefender Early Detection Center and CyberDefender Registry Cleaner) within 30 days from the date of purchase.  As of June 30, 2009 and December 31, 2008, we had $0 accrued for product returns or chargebacks as such returns and chargebacks are identified within the first 30 days of sale and are charged against our gross sales in the month that they occur.  Our net revenue, including returns and chargebacks for each period, are deferred and recognized ratably over a 12 month period according to our revenue recognition policy.

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

Derivative Liabilities.Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 7,134,036 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. In addition, amounts related to the embedded conversion feature of convertible notes issued previous to January 1, 2009 and treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in September 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $7,065,940 , $723,930 to opening retained earnings and $6,342,010 to a long-term derivative liability to recognize the fair value of such warrants and embedded conversion features on such date.

During the three and six months ended June 30, 2009, the Company issued 0 and 1,192,000 common stock purchase warrants that contained features that required the Company to record their fair value as a derivative liability.  In addition, the value related to the embedded conversion feature of convertible notes issued during the three and six months ended June 30, 2009 were also recorded as a derivative liability. The fair value of these common stock purchase warrants and the embedded conversion feature on their respective value date for the three and six months ended June 30, 2009 was $0 and $906,805.  We recognized a gain of $0 and $109,058 from the change in fair value of the outstanding warrants and embedded conversion feature for the three and six months ended June 30, 2009.

Subsequent to June 30, 2009, the Company obtained waivers from the warrant and note holders that are effective as of April 1, 2009, permanently waiving, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of the price reset provisions. As a result of obtaining these waivers the warrants and notes are now afforded equity treatment under EITF 07-5, resulting in the elimination of the derivative liabilities of $7,139,757 and a corresponding increase in additional paid-in-capital.

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Debt obligations	$2,034,259	$2,034,259	$-	$-	$-
Capital lease obligations	$35,854	$19,533	$13,507	$2,814	$-
Operating lease obligations	$626,494	$164,381	$326,484	$135,629	$-

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

	Total # of Licenses	% Change	Gross Sales $	% Change	Avg. $ Sale	% Change
January 2008	1,043	-	$38,791	-	$37.19	-
February 2008	1,695	62.5%	$67,040	72.8%	$39.55	6.3%
March 2008	2,761	62.9%	$110,190	64.4%	$39.91	0.9%
April 2008	4,811	74.2%	$225,306	104.5%	$46.83	17.3%
May 2008	7,503	56.0%	$352,269	56.4%	$46.95	0.3%
June 2008	8,634	15.1%	$403,970	14.7%	$46.79	-0.3%
July 2008	14,207	64.5%	$711,236	76.1%	$50.06	7.0%
August 2008	18,458	29.9%	$928,789	30.6%	$50.32	0.5%
September 2008	17,358	-6.0%	$866,509	-6.7%	$49.92	-0.8%
October 2008	18,908	8.9%	$992,526	14.5%	$52.49	5.2%
November 2008	28,663	51.6%	$1,342,556	35.3%	$46.84	-10.8%
December 2008	25,086	-12.5%	$1,265,459	-5.7%	$50.44	7.7%
January 2009	33,754	34.6%	$1,829,638	44.6%	$54.21	7.5%
February 2009	30,169	-10.6%	$1,764,773	-3.5%	$58.50	7.9%
March 2009	35,881	18.9%	$1,947,074	10.3%	$54.26	-7.2%
April 2009	37,192	3.7%	$2,174,006	11.7%	$58.45	7.7%
May 2009	29,126	-21.7%	$1,696,597	-22.0%	$58.25	-0.3%
June 2009	31,033	6.5%	$1,706,008	0.6%	$54.97	-5.6%

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

	Renewable in year
Month of initial sale	2009	2010	2011	2012
January 2008	$37,101	120	-	-
February 2008	$64,360	-	-	-
March 2008	$105,978	1,164	768	-
April 2008	$196,740	13,400	9,316	-
May 2008	$303,376	26,144	15,449	-
June 2008	$347,341	29,366	20,912	-
July 2008	$580,488	71,284	45,834	-
August 2008	$750,081	107,022	58,106	-
September 2008	$723,378	87,587	44,904	-
October 2008	$780,717	132,116	50,783	-
November 2008	$1,042,528	142,115	96,733	-
December 2008	$904,841	188,291	106,177	-
January 2009	$-	1,121,165	361,205	164,306
February 2009	$-	1,023,496	374,661	193,947
March 2009	$-	1,173,228	282,057	137,566
April 2009	$-	1,288,926	594,005	114,183
May 2009	$-	1,056,095	458,069	81,527
June 2009	$-	1,008,550	425,461	82,471
Total	$5,836,929	7,470,069	2,944,440	774,000
Approx Renewal %	50%	50%	50%	50%
Expected Renewal Sales	$2,918,465	3,735,035	1,472,220	387,000

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Net sales	$3,686,644	$742,862	$2,943,782	396%	$6,878,274	$1,217,908	$5,660,366	465%

This increase in net revenue was due primarily to the increase in new product sales that have resulted from our expanded product offerings as well as an increase in advertising costs associated with customer acquisition.

Cost of Sales

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Cost of Sales	$753,324	$193,240	$560,084	290%	$1,433,028	$267,225	$1,165,803	436%

This increase is due primarily to the increase in sales of our technical support service products which are serviced by a third party, an increase in sales of the CD-ROMs that backup our EDC software and sales of third party products that require a per sale royalty.

Operating Expenses

Advertising

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Advertising	$3,408,307	$1,001,505	$2,406,802	240%	$7,152,001	$1,281,891	$5,870,110	458%

Advertising costs are comprised primarily of media and channel fees, including online and offline advertising and related functional resources. Media and channel fees fluctuate by channel and are higher for the direct online consumer market than for the OEM, reseller and SMB markets.  This increase was primarily due to the launch of our new products, expanding our advertising channels to include traditional media, such as radio and television, and our decision to use advertising as a customer acquisition strategy. Advertising purchased from four vendors accounted for 67% and 78% of the Company’s total advertising expense for the three and six months ended June 30, 2009, respectively. Advertising purchased from three vendors accounted for 92% of the Company’s total advertising expense for the three and six months ended June 30, 2008.

Product Development

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Product Development	$365,497	$93,893	$271,604	289%	$665,234	$203,861	$461,373	226%

Product development expenses are primarily comprised of research and development costs associated with the continued development of our products. This increase is primarily due to the ongoing support and improvement of our existing products.

Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

S,G & A	$1,565,995	$737,176	$828,819	112%	$2,817,552	$1,363,106	$1,454,446	107%

Selling, general and administrative expenses are primarily comprised of executive management salaries, customer service salaries and wages, third party credit card processing fees, legal and professional fees, rent and salaries of our support staff.

The increase was primarily attributable to two factors.  The first is an increase in third party credit card processing fees due to the increase in sales. The second is an increase in customer service salaries and wages due to the increase in staffing required as a result of the increase in sales.  Additionally, there was an overall increase in all areas due to the increased sales activities in the current period.  S,G & A has decreased as a percentage of net sales to 41% from 112% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. We expect to continue to incur professional fees for audit, legal and investor relations services, and for insurance costs as a result of being a public company. We believe that these costs will remain consistent with costs incurred during the current period.

Investor Relations and Other Related Consulting

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Investor relations and other related consulting	$1,346,207	$-0-	$1,346,207	100%	$2,566,209	$200,000	$2,366,209	1,183%

The increase was primarily attributable to the value of warrants issued to various consultants for investor relation services and creative services during the period as more fully described in the notes to the condensed financial statements.

Other Income/(Expense)

Change in the value of derivative liabilities

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Change in the value of derivative liabilities	$-0-	$-0-	$-0-	0%	$109,058	$-0-	$109,058	100%

As more fully described in the notes to the condensed financial statements, on January 1, 2009 we adopted the provisions of EITF 07-5. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133.  As such, we were required to reclassify certain amounts from the equity section of the balance sheet to the liabilities section.  In addition, the value of these instruments must be reassessed by us as of each balance sheet date.  Subsequent to June 30, 2009, the Company obtained waivers from the warrant and note holders that forever waive, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of certain anti-dilution provisions included in the warrants and notes. As a result of obtaining the waivers, the warrants and notes are now afforded equity treatment under EITF 07-5. The change in the value of these instruments for the six months ended June 30, 2009 resulted in a gain.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Interest expense	$1,052,932	$524,913	$528,019	101%	$1,965,441	$1,175,697	$789,744	67%

The increased interest expense was mainly due to an acceleration in the amortization of debt discount and deferred financing costs related to the conversion of approximately $1.9 million of our convertible debt plus the issuance of additional warrants as part of the warrant tender offer offset by the decrease in the interest and amortization expense related to the 7.41% Original Issue Discount Notes that were converted in late 2008.

Loss From Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Loss from operations	$3,762,446	$1,292,780	$2,469,666	191%	$7,775,846	$2,117,831	$5,658,015	267%

Loss from operations increased during the three and six months ended June 30, 2009 due primarily to significant increases in advertising, selling, general and administrative costs and the value of warrants granted for investor relations and consulting services, as more fully described above.

Net Loss

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Net loss	$4,815,567	$2,034,433	$2,781,134	137%	$9,632,618	$3,510,468	$6,122,150	174%

 Net loss increased during the three and six months ended June 30, 2009 due primarily to significant increases in advertising, selling, general and administrative costs, investor relations and consulting expenses and interest expense, as more fully described above.

Liquidity and Capital Resources

In November 2006 we changed our operating strategy by deciding to introduce a suite of security products instead of just a single product.  We also changed the way in which our core product was offered to consumers.  Rather than just licensing the product and collecting a license fee, we offered consumers a choice.  They could download a free version of the product that included advertising by third parties or they could purchase a license for the product and the product would be free of advertising.  Our advertising revenues are earned each time an ad is shown (per impression) or when an ad is clicked (per click) or for each action taken by the consumer after he clicks on the ad and visits the advertiser’s website (per action).  This change in our business resulted in a significant decrease in our revenues from 2006 to 2007 since we stopped selling our CyberDefender AntiSpyware 2006 product while we developed and rolled-out our new products.  We launched two of our new products in late 2007 and subsequently our revenues have been increasing on a quarterly basis since January 2008, however, our expenses still exceed our revenues.

To help with our cash flow, we occasionally sell our debt or equity securities.  During the six months ended June 30, 2009, the Company received proceeds of $3,106,880 from the sale of its common stock, $1,899,420, net of offering costs of $68,891, from the exercise of warrants in connection with a warrant tender offer and $288,000, net of offering costs of $12,000, from the sale of our 10% Convertible Promissory Notes. We currently have outstanding $2,034,259 in principal amount of debt securities.  Of this amount, $534,259 represents the outstanding principal amount of our 10% Secured Convertible Debentures and 10% Convertible Debentures.  According to the terms of these debentures, we are to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. As of June 30, 2009, there was $110,212 in interest that is accrued and unpaid under these obligations. To date, holders of these debentures have agreed to accept our securities as payment of the interest obligation, in lieu of cash, but they are not required to do this and we have no assurance that they will continue to do so.  We also sold a total of $1,500,000 in principal amount of 10% Convertible Promissory Notes from November 2008 to May 2009.  Unless converted into shares of our common stock, principal and accrued interest will be due and payable in October, November and December 2009.

At June 30, 2009, we had cash and cash equivalents totaling $2,159,478. In the six months ended June 30, 2009, we generated positive cash flows of $1,380,407.  Cash activity during the six months ended June 30, 2009 included:

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2009 was primarily the result of our net loss of $9,632,618. Net loss for the six months ended June 30, 2009 was adjusted for non-cash items such as amortization of debt discount and deferred financing costs, depreciation and amortization, shares issued for penalties, interest and services, compensation expense from the issuance of stock options, warrants issued in connection with a warrant tender offer and the change in the value of derivative liablities. Other changes in working capital accounts include an increase in restricted cash, decreases in accounts receivables, prepaid expenses and accounts payable, and increases in deferred charges and deferred revenue as a result of an increase in the sales of our new products. Net cash used in operating activities during the six months ended June 30, 2008 was primarily the result of our net loss of $3,510,468.

Historically, our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers. During the six months ended June 30, 2009, we did not make any significant changes to our payment terms for our customers, which are generally credit card based.

Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable.  We typically pay our vendors and service providers in accordance with invoice terms and conditions.  The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.  In the six months ended June 30, 2009 and 2008, we did not make any significant changes to the timing of payments to our vendors, although our financing activities caused an increase in this category.

Our working capital deficit at June 30, 2009, defined as current assets minus current liabilities, was $7.0 million as compared to a working capital deficit of $7.8 million at December 31, 2008.  The increase in working capital of approximately $0.8 million from December 31, 2008 to June 30, 2009 was attributable to an increase in current assets of approximately $2.6 million which was mainly due to an increase in cash from our financing activities and an increase in the current portion of deferred charges offset by an increase in current liabilities of $1.7 million primarily associated with an increase in the current portion of deferred revenue offset by decreases in accounts payable and the current portion of convertible notes payable.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2009 was approximately $6,500, which was used for property and equipment purchases. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to our hiring of employees and the rate of change in computer hardware and software used in our business. No cash was used in investing activities during the six months ended June 30, 2008.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2009 was provided to us primarily from the proceeds that we received from the sale of our common stock of approximately $3.1 million, proceeds from the exercise of warrants to purchase our common stock, net of offering costs, of approximately $1.9 million and proceeds of approximately $0.6 million from the issuance of convertible notes payable, net of offering costs. Net cash provided by financing activities during the six months ended June 30, 2008 was primarily from the issuance of a note payable in the amount of $160,000 and the sale of stock in the amount of $529,000, offset by principal payments on notes payable of $189,000.

We expect to meet our obligations through at least June 2010.  However, we cannot predict whether our current growth as a developer of a suite of Internet security products will continue or what the effect on our business might be from the competitive environment in which we operate.  We anticipate substantial operating cash flows related to renewal receipts from prior year sales of our licensable and renewable products, beginning in the third quarter of 2009. However, we continue to manage our operating costs and expect to continue to grow so long as we have the working capital and management and support personnel to sustain our growth. We are currently attempting to raise cash through the sale of our equity securities although there is no guarantee that we will be successful in doing so.  To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the sale of debt or equity securities, the conversion of outstanding dilutive securities for cash, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  In July 2009, we raised $500,000 from the sale of our common stock.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future. If we are unable to secure financing, we may be required to severely curtail, or even to cease, our operations.

The Company’s interim financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $9,632,618 and $3,510,468 during the six months ended June 30, 2009 and 2008, respectively however, as reflected on the Statements of Cash Flows, the Company’s cash used in operations was $4,311,066 and $403,552 during the six months ended June 30, 2009 and 2008, respectively.  In addition, the Company has negative working capital of $7.0 million, of which a large portion relates to deferred revenue and an accumulated deficit of $35 million, of which a large portion relates to non-cash charges for the value of equity issued over the years, at June 30, 2009.  These items raise substantial doubt about the Company’s ability to continue as a going concern. The Company is confident that the recent increases in sales volume, as evidenced by sales receipts in 2009 of more than $10 million, will provide the Company with a significant renewable revenue stream related to the ongoing license renewals of thousands of customers that the Company is acquiring every month. However, until these renewals along with new sales of the products provide the Company with the revenue it needs to attain profitability, the Company intends to continue to raise money for operating capital through sales of its securities or by borrowing money.  From inception through June 30, 2009, the Company has raised $6,735,000 from debt financing,  $4,916,880 from equity financing and $1,968,311 from the exercise of warrants in connection with the Company’s warrant tender offer to develop software and to build out a management team capable of delivering its products to market. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. Management cannot assure that any future financing arrangements will be available in amounts or on terms acceptable to the Company. If additional future financing is not available or is not available on acceptable terms, the Company may be unable to continue its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 4T.	CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have been successful in reducing the number of audit adjustments and will continue our efforts through the end of the fiscal year.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2009, the Company entered into an agreement with SCP Holding, LLC for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  The warrant vests as follows: the right to purchase 300,000 shares of common stock vested on the date of the agreement and the right to purchase 50,000 shares of common stock vested on the 1st day of each month following the date of the agreement, commencing May 1st, 2009 and ending March 1, 2010.

In April 2009, certain holders of the 10% Secured Convertible Debentures converted $99,697 of principal into 99,697 shares of common stock at $1.00 per share.  We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as we exchanged the securities with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

In April 2009, we issued 15,779 shares of common stock to certain holders of the 10% Secured Convertible Debentures for payment of interest and registration rights penalties. The agreed upon value of the common stock was $0.85 per share. The Company relied on Section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offeree made representations that he was an accredited investor.

In April 2009, one investor exercised warrants to purchase 36,294 shares of common stock exercisable at $1.01 per share.  The warrant was exercised pursuant to the cashless provision contained in the warrant and as such, the Company issued 16,732 warrant shares to the investor.  We relied on Section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offeree made representations that he was an accredited investor.

On April 5, 2009, the Company entered into a three month agreement with a consultant for marketing related services.  As part of the agreement, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  The right to purchase the common stock was to vest at the rate of 5,000 shares of common stock per month over the term of the agreement. On May 15, 2009, the original agreement was terminated, as was the unvested amount of the warrant of 5,000 shares, and the Company entered into a second three month agreement with the consultant.  As part of the agreement, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  The right to purchase the common stock was to vest at the rate of 5,000 shares of common stock per month over the term of the second agreement. The second agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the second agreement was terminated, as was the unvested amount of the warrant of 10,000 shares, and the Company entered into a third two month agreement with the consultant. As part of the third agreement, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  The right to purchase 5,000 shares of common stock  per month vests over the term of the agreement. Additionally, the consultant was granted a warrants to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring the payment of 50% of the compensation due to be paid for services rendered during May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus per the second agreement. The third agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals.  The Company relied on Section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offeree made representations that he was an accredited investor.

On April 24, 2009, the Company entered into an agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted a warrant to purchase 2,500 shares of common stock at an exercise price of $1.80 per share. We relied on Section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as Mr. Barrett occupied an insider status relative to us that afforded him effective access to the information registration would otherwise provide.

In May 2009, the Company began an offering to the holders of warrants issued with “cashless exercise” provisions and/or “down-round” provisions (collectively the “Released Provisions”) to increase by 10% the number of shares of common stock covered by their warrants in exchange for extinguishing the Released Provisions from their warrants.  In order for the warrant holders to take advantage of the offer, they were required to exercise a portion of their warrant(s) and purchase for cash no less than 30% of the shares of common stock covered by their warrant(s), after giving effect to the increase.  As of June 30, 2009, the Company received $1,899,420 in proceeds, net of offering costs of $68,891, and issued 1,732,248 shares of common stock to warrant holders that participated in this offer.  Additionally, the Company has issued warrants to purchase 243,005 shares of the Company’s common stock for the 10% increase in warrants offered to warrant holders.  The Company relied on Section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees were accredited investors.

On May 15, 2009, the Company entered into a three month agreement with second consultant for marketing related services.  As part of the agreement, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  The right to purchase vested 5,000 shares per month over the term of the second agreement. The agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the agreement was terminated, as was the unvested amount of the warrant of 10,000 shares, and the Company entered into a second two month agreement with the consultant.  As part of the second agreement, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  The right to purchase vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring the payment of 50% of the compensation owed for services rendered during May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus per the second agreement. The third agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals.  The Company relied on Section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offeree made representations that he was an accredited investor.

In May 2009, one investor exercised warrants to purchase 172,928 shares of common stock exercisable at $1.00 per share.  The warrant was exercised pursuant to the cashless provision contained in the warrant and as such, the Company issued 88,150 warrant shares to the investor.  We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as we exchanged the securities with our existing security holder exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

During May 2009, the Company sold to seven accredited investors $300,000 in aggregate principal amount of the Company’s 10% Convertible Promissory Notes, due five months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.75 per share.  The Company relied on Section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees were accredited investors.

During May and June 2009, a certain holder of 10% Secured Convertible Debentures, converted $68,855 of principal into 81,006 shares of common stock at $0.85 per share. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as we exchanged the securities with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

In June 2009, five investors exercised warrants to purchase 116,232 shares of common stock exercisable at $1.00 to $1.01 per share.  The warrants were exercised pursuant to the cashless provision contained in the warrants.  The Company issued 82,378 warrant shares to the investors.  The Company relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as we exchanged the securities with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On June 10, 2009, the Company sold 632,500 shares of common stock at $1.75 per share to Shimski L.P. pursuant to a Securities Purchase Agreement. We relied on Section 4(2) of the Securities Act of 1933 to issue the shares inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offeree made representations that it was an accredited investor.

For information relating to additional unregistered securities that were sold during the three months ended June 30, 2009, please see our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 10, 2009.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

According to the terms of our Debentures, we are to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. To date, holders of the Debentures have agreed to accept our securities as payment of the interest obligation, in lieu of cash. We failed to make the interest payments that were due on April 1, and July 1, 2009. On August 14, 2009, we owed $534,259 in principal and $110,212 in interest is accrued and unpaid for interest due through June 30, 2009 under these obligations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

 None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

10.1	Form of Consulting Agreement with SCP Holding LLC dated April 1, 2009*

10.2	Form of Consent and Waiver dated April 23, 2009 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006*

10.3	Securities Purchase Agreement dated June 3, 2009 between the registrant and GR Match LLC (2)

10.4	First Amendment dated June 4, 2009 to Media and Marketing Services Agreement between the registrant and GR Match LLC(2)

10.5	Securities Purchase Agreement dated June 10, 2009 between the registrant and Shimski L.P.*

10.6	Warrant to Purchase Common Stock issued to GR Match LLC*

10.7	Warrant to Purchase Common Stock issued to GR Match LLC*

10.8	Amended and Restated Warrant to Purchase Common Stock issued to GR Match LLC*

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1)	Incorporated by reference from Form SB-2 File No. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.

(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2009.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

Date: August 14, 2009	By:	/s/ Gary Guseinov
Gary Guseinov, President and
Chief Executive Officer

Date: August 14, 2009	By:	/s/ Kevin Harris
Kevin Harris, Chief Financial Officer