Form 10-Q
period 2009-09-30
CYBERDEFENDER CORP
filed 2009-11-12
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 000-53475

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in charter)

California	65-1205833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

617 West 7 th Street, Suite 404, Los Angeles, California 90017
(Address of principal executive offices)

(213) 689-8631
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, no par value, outstanding at November 10, 2009, was 25,514,251 shares.

Table of Contents

Part I, Item 1. Financial Statements (Unaudited)

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008(1)
ASSETS
CURRENT ASSETS:
Cash	$1,172,080	$779,071
Restricted cash	1,312,093	15,000
Accounts receivable	131,623	204,635
Deferred financing costs	-	324,200
Prepaid expenses	530,732	674,478
Deferred charges, current	2,578,223	811,542

Total Current Assets	5,724,751	2,808,926

PROPERTY AND EQUIPMENT, net	72,374	94,883
DEFERRED CHARGES, less current portion	717,446	239,983
OTHER ASSETS	32,859	26,196

Total Assets	$6,547,430	$3,169,988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,900,965	$3,798,645
Accrued expenses	396,278	331,229
Accrued expenses - registration rights agreement	48,223	53,745
Deferred revenue, current	8,390,407	4,025,026
Convertible notes payable, net of discount	-	2,421,529
Capital lease obligation, current	13,305	27,291

Total Current Liabilities	12,749,178	10,657,465

DEFERRED REVENUE, less current portion	1,265,945	527,927

CAPITAL LEASE OBLIGATION, less current portion	10,862	16,776

Total Liabilities	14,025,985	11,202,168

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 25,248,302 and 17,350,798 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	16,157,041	6,381,921
Additional paid-in capital	14,641,567	11,398,623
Accumulated deficit	(38,277,163)	(25,812,724)

Total Stockholders’ Deficit	(7,478,555)	(8,032,180)

Total Liabilities and Stockholders’ Deficit	$6,547,430	$3,169,988

(1)   Derived from audited financial statements

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (Unaudited) (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

REVENUES:
Net sales	$4,427,404	$1,202,715	$11,305,678	$2,420,623

COST OF SALES	1,018,370	638,349	2,451,398	905,574

GROSS PROFIT	3,409,034	564,366	8,854,280	1,515,049

OPERATING EXPENSES:
Advertising	3,545,141	2,679,446	10,697,142	3,961,338
Product development	464,761	121,710	1,129,995	325,571
Selling, general and administrative	1,612,330	869,580	4,429,882	2,232,686
Investor relations and other related consulting	490,277	144,000	3,056,486	344,000
Depreciation and amortization	8,980	9,828	29,076	29,484
Total Operating Expenses	6,121,489	3,824,564	19,342,581	6,893,079

LOSS FROM OPERATIONS	(2,712,455)	(3,260,198)	(10,488,301)	(5,378,030)

OTHER INCOME/(EXPENSES):
Change in fair value of derivative liabilities	-	-	109,058	-
Loss on registration rights agreement	-	-	-	(216,540)
Interest income	67	-	78	-
Interest expense	(843,163)	(673,232)	(2,808,604)	(1,848,928)
Total Other Expenses, net	(843,096)	(673,232)	(2,699,468)	(2,065,468)

LOSS BEFORE INCOME TAX EXPENSE	(3,555,551)	(3,933,430)	(13,187,769)	(7,443,498)

INCOME TAX EXPENSE	200	200	600	600

NET LOSS	$(3,555,751)	$(3,933,630)	$(13,188,369)	$(7,444,098)

Basic and diluted net loss per share	$(0.15)	$(0.24)	$(0.64)	$(0.49)

Weighted Average Shares Outstanding:
Basic and diluted	23,619,718	16,249,557	20,688,198	15,084,239

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (Unaudited) (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,188,369)	$(7,444,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on registration rights agreement	-	216,540
Amortization of debt discount	1,044,826	953,732
Depreciation and amortization	29,076	29,484
Compensation expense from vested stock options	200,479	177,747
Amortization of deferred financing costs	375,697	533,421
Shares and warrants issued for penalties and interest	657,746	258,549
Shares and warrants issued for services	3,056,486	344,000
Warrants issued in connection with warrant tender offer	548,728	-
Change in fair value of derivative liabilities	(109,058)	-
Changes in operating assets and liabilities:
Restricted cash	(1,297,093)	-
Accounts receivable	73,012	(131,498)
Prepaid expenses	(27,151)	(4,332)
Deferred charges	(2,244,144)	(68,483)
Other assets	(6,663)	(24)
Accounts payable and accrued expenses	265,938	1,964,988
Deferred revenue	5,103,399	2,591,296
Cash Flows Used In Operating Activities:	(5,517,091)	(578,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,567)	—
Cash Flows Used In Investing Activities	(6,567)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable, net of placement fees	621,700	160,000
Principal payment of notes payable	-	(349,000)
Proceeds from exercise of stock options	83,086	-
Proceeds from exercise of warrants, net of placement fees	2,024,901	-
Principal payments on capital lease obligation	(19,900)	(17,705)
Proceeds from sale of stock, net of Commercial Funds	3,206,880	1,042,743
Cash Flows Provided by Financing Activities	5,916,667	836,038

NET INCREASE IN CASH	393,009	257,360

CASH, beginning of period	779,071	236,995

CASH, end of period	$1,172,080	$494,355

See accompanying notes to condensed financial statements

Part I, Item 1. Financial Statements (Unaudited) (continued)

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$39
Cash paid for interest	$102,338	$36,203

Supplemental schedule of non-cash financing activities:
Property and equipment acquired through capital lease obligation	$-	$2,362
Discount on note payable	$178,601	$36,092
Warrants issued in connection with sale of stock	$-	$903,239
Conversion of notes payable to common stock	$3,942,754	$1,060,217
Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$723,930	$-
Warrants issued for placement fees with convertible debt	$18,197	$-
Cumulative effect of accounting change to paid-in capital for derivative liabilities	$832,988	$-
Warrants issued in connection with debt conversion	$-	$115,193
Convertible notes payable issued as payment for accrued interest and penalties	$-	$91,290

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by CyberDefender Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The results for the nine-month interim period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The Company has evaluated subsequent events through November 12, 2009, the filing date of this form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
The Company, based in Los Angeles, California, is a provider of secure content management software. The Company develops, markets and licenses security software and related services. The Company’s goal is to bring to market advanced solutions to protect computer users against identity theft, Internet viruses, spyware, and related computer threats. The Company markets its products directly to consumers.

The Company sells a suite of products and services that includes anti-malware software, a registry cleaner, technical support and identity protection services.  The Company markets its products through multiple channels including internet, radio, television and retail.

Reclassification
To conform prior year financial statements to the current year's presentation, as a result of management's continuing analysis of its operating activities, the Company reclassified $638,349 and $905,574 for the three and nine months ended September 30, 2008, respectively, of amounts previously classified as operating expense to cost of sales, $144,000 and $344,000 for the three and nine months ended September 30, 2008, respectively, of amounts previously classified as selling, general & administrative to investor relations and other related consulting expense, and $20,552 and $55,377 for the three and nine months ended September 30, 2008, respectively, of amounts previously classified as selling, general & administrative to advertising expense with no effect on previously reported net loss. Additionally, the Company reclassified $15,000 from prepaid expenses to restricted cash at December 31, 2008.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, recoverability of prepaid expenses and deferred charges, value of shares and options/warrants granted, valuation of derivative liabilities, valuation of deferred tax assets and recognition of revenue. Actual results could differ from those estimates and assumptions.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company recognizes revenue from the sale of software licenses under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, “Software.”

Specifically, the Company recognizes revenues from its products when all of the following conditions for revenue recognition are met:

i.	persuasive evidence of an arrangement exists,
ii.	the product or service has been delivered,
iii.	the fee is fixed or determinable, and
iv.	collection of the resulting receivable is reasonably assured.

The Company currently sells five products, CyberDefender Early Detection Center (“EDC”), an antivirus and antispyware software, CyberDefender Registry Cleaner, CyberDefenderCOMPLETE, CyberDefenderULTIMATE and its Identity Protection Services, over the Internet. The Company also offers a backup CD of the EDC software for an additional fee. CyberDefenderCOMPLETE offers customers one-time technical support and a license for EDC, while CyberDefenderULTIMATE offers customers unlimited technical support for a specified period and a license for EDC. Customers order the product and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company provides technical support if the customer purchased CyberDefenderULTIMATE or CyberDefenderCOMPLETE and licenses the customer to download EDC over the Internet. As part of the sales price, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements. EDC and CyberDefenderULTIMATE are in substance a subscription and the entire fee is deferred and is recognized ratably over the term of the arrangement. Revenue is recognized immediately for the sale of the backup CD, CyberDefender Registry Cleaner and for the portion of the sale of CyberDefenderCOMPLETE that relates to the one-time technical support as the Company believes that all of the elements necessary for revenue recognition have occurred. The Company stopped selling CyberDefenderCOMPLETE in July 2009 but began sales of the product again in September 2009.

The Company also uses third parties to sell its software and therefore evaluates the criteria of FASB ASC Topic 605, “Revenue Recognition,” in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss. Accordingly, the Company's revenue is recorded on a gross basis.

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

Deferred Charges
The Company uses a third party to provide technical support services associated with the CyberDefenderULTIMATE product.  The costs associated with this service are deferred and amortized against the recognition of the related sales revenue.

Reserves for Product Returns
The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs when a customer contacts their issuing credit card company directly to request a refund instead of contacting the Company.  The Company’s third party processor is usually notified within 30 days of any chargebacks by the issuing credit card company.  The third party processor reduces the amounts due to the Company as a result of any chargeback during the preceding 30 day period.  As a result, a majority of chargebacks occur within 30 days of the sale event and are recorded prior to closing the previous month’s accounting records.  The Company may voluntarily accept returns from a customer after 30 days of purchase. The returns are charged against revenues upon receipt. As of September 30, 2009 and December 31, 2008, the Company had $0 accrued for customer returns and chargebacks, based on historical returns.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Risk
As of September 30, 2009, all of our cash was maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, are believed to bear low risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.  As of September 30, 2009, the Company had a balance of approximately $1.5 million in excess of the FDIC limit.

Advertising expenses are expensed as incurred and consist primarily of various forms of media purchased from Internet-based marketers and search engines. Advertising purchased from four vendors accounted for 35% and 64% of the Company’s total advertising expense for the three and nine months ended September 30, 2009, respectively. Advertising purchased from four vendors accounted for 95% and 94% of the Company’s total advertising expense for the three and nine months ended September 30, 2008.

Income Taxes
The Company has adopted the liability method of accounting for income taxes pursuant to FASB ASC Topic 740, “Income Taxes.” Deferred income taxes are recorded to reflect tax consequences on future years for the differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

FASB ASC Topic 740, “Income Taxes,” prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2008 for U.S. Federal Income Tax and for the tax years ended December 31, 2003 through 2008 for the State of California Income Tax.

The Company does not have any unrecognized tax benefits as of September 30, 2009 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2009.

Software Development Costs
The Company accounts for software development costs in accordance with FASB ASC Topic 985, “Software.” Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There have been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development expense.

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before September 30, 2009 which are applicable to the Company.

In June 2009, the FASB issued a statement that modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  All accounting references have been updated, and therefore Statement of Financial Accounting Standard (“SFAS”) references have been replaced with ASC references. As the Codification is not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” that applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result, as of January 1, 2009, 7,134,036 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. In addition, amounts related to the embedded conversion feature of convertible notes issued previous to January 1, 2009 and treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in September 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $7,065,940 to beginning additional paid-in capital, $723,930 to opening retained earnings and $6,342,010 to a long-term derivative liability to recognize the fair value of such warrants and embedded conversion features on such date.

During the three and nine months ended September 30, 2009, the Company issued 0 and 1,192,000 common stock purchase warrants that contained features that required the Company to record their fair value as a derivative liability.  In addition, the value related to the embedded conversion feature of convertible notes issued during the three and nine months ended September 30, 2009 were also recorded as a derivative liability. The fair value of these common stock purchase warrants and the embedded conversion feature on their respective value date for the three and nine months ended September 30, 2009 was $0 and $906,805.  We recognized income of $0 and $109,058 from the change in fair value of the outstanding warrants and embedded conversion feature for the three and nine months ended September 30, 2009, respectively.

The Company obtained waivers from the warrant and note holders, pursuant to which the warrant and note holders forever waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of the price reset provisions included in the warrants and notes. As a result of obtaining the waivers, the warrants and notes are now afforded equity treatment resulting in the elimination of the derivative liabilities of $7,139,757 and a corresponding increase in additional paid-in capital.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about the fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted FASB ASC Topic 825 on March 31, 2009. The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted FASB ASC Topic 855 on March 31, 2009. The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In July 2009, the FASB issued guidance now codified as FASB ASC Topic 985, “Software,” which amends the scope of previous Topic 985 guidance to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. The Company expects to adopt this pronouncement on January 1, 2010 and does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued guidance now codified as FASB ASC Topic 985, “Software,” which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This pronouncement eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new pronouncement may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. The Company expects to adopt this pronouncement on January 1, 2010 and the Company is currently evaluating the impact of this pronouncement on its financial position, results of operations and cash flows.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements
In September 2006, the FASB issued guidance now codified as ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. On January 1, 2008, the Company adopted the provisions of ASC Topic 820, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The implementation of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2009.

Loss Per Share
In accordance with FASB ASC Topic 260, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2009 and 2008, there were 14,114,207 and 11,432,958 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

Stock Based Compensation
The Company applies FASB ASC Topic 718, “Compensation – Stock Compensation,” which requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. For non-employee stock based compensation, the Company recognizes an expense in accordance with FASB ASC Topic 505, “Equity,” and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value of the stock on the date of grant or the value of services, whichever is more readily available. Stock option awards are valued using the Black-Scholes option-pricing model.

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC Topic 505, “Equity.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. An asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified for accounting purposes as an offset to equity on the grantor’s balance sheet once the equity instrument is granted. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its balance sheet.

NOTE 3 - RESTRICTED CASH

Under a credit card processing agreement with a financial institution the Company is required to maintain a security reserve deposit as collateral.  The amount of the deposit is at the discretion of the financial institution and as of September 30, 2009 and December 31, 2008 was $277,144 and $15,000, respectively.  As of the date of this filing, $267,654 of this security reserve deposit has been returned to the Company. Under a separate credit card processing agreement with a different financial institution the Company is also required to maintain a security reserve deposit as collateral. The amount of the deposit is currently based on 10% of the six month rolling sales volume and was $534,871 and $0 as of September 30, 2009 and December 31, 2008, respectively. The security reserve deposit is funded by the institution withholding a portion of daily cash receipts from Visa and MasterCard transactions.  In addition, the financial institution required that the Company post a $250,000 letter of credit.  The letter of credit is collateralized by cash held in an account at the Company’s bank.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - RESTRICTED CASH (continued)

On September 30, 2009, the Company entered into a second amendment to its lease as more fully described in Note 9 below. As part of the amendment the Company is required to issue a $250,000 letter of credit as a security deposit. The letter of credit is collateralized by cash held in an account at the Company’s bank. The account is interest bearing and the Company receives the interest that is earned. The balance in the cash collateral account was $500,078 and $0 as of September 30, 2009 and December 31, 2008, respectively.

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

During February and March 2008, the Company raised $175,000 through this offering and issued 175,000 shares of common stock and warrants to purchase 131,250 shares of common stock.  The warrants issued in connection with the units were valued at $118,058 using the Black-Scholes option pricing model.  Issuance costs consisted of a 7% cash fee and an additional warrant to purchase 8,750 shares of common stock with an exercise price of $1.00 per share valued at $7,895 using the Black-Scholes option pricing model.  In May 2008, the Company updated the agreement prospectively with the placement agent to increase both the cash and warrant placement fees from 7% to 9% as well as to provide to the placement agent a 2.5% cash expense allowance. During June 2008, the Company issued 400,000 shares and raised $354,000, net of placement fees, through this offering. The 300,000 warrants issued in connection with the units were valued at $271,438 using the Black-Scholes option pricing model. During July and August, 2008, the Company issued 580,500 shares and raised $513,743, net of placement fees, through this offering.  The 435,375 warrants issued in connection with the units were valued at $468,931 using the Black-Scholes option pricing model.  Issuance costs consisted of a 9% cash fee, 2.5% expense allowance and additional warrants at $1.00 per share to purchase 9% of the number of shares of common stock sold in the offering, valued at $44,812.

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

On June 4, 2009, the Company closed the sale and issuance of 1,142,860 shares of common stock to GR Match for an aggregate purchase price of $2,000,005, of which $400,000 (the “Commercial Funds”) must be used for the creation and production by GR Match of television commercials advertising the Company’s products and services, and the balance of which the Company will use for general working capital. At September 30, 2009, the balance of the Commercial Funds of $390,000 was recorded in prepaid expenses on the accompanying balance sheet. Pursuant to the terms of the Securities Purchase Agreement documenting the transaction, GR Match has demand and piggyback registration rights with respect to the shares. Also, in the event the Company sells or issues shares of its common stock or common stock equivalents at a price per share below $1.75 during the ninety days following the closing of the transaction, except for certain exempt issuances, GR Match will receive additional shares of common stock in order to effectively re-price the shares at such lower price. No additional shares were issued below $1.75 during the ninety-day period.

On June 10, 2009, the Company closed the sale and issuance of 632,500 shares of common stock to Shimski L.P. for an aggregate purchase price of $1,106,875. Pursuant to the terms of the Securities Purchase Agreement, Shimski L.P. has demand and piggyback registration rights with respect to the shares. Also, in the event the Company sells or issues shares of its common stock or common stock equivalents at a price per share below $1.75 during the ninety days following the closing of the transaction, except for certain exempt issuances, Shimski L.P. will receive additional shares of common stock in order to effectively re-price the shares at such lower price. No additional shares were issued below $1.75 during the ninety-day period.

On July 1 2009, one investor exercised warrants to purchase 62,500 shares of common stock exercisable at $1.00 per share.  The warrant was exercised pursuant to the cashless provision contained in the warrant and as such, the Company issued 43,446 shares to the investor.

On July 21, 2009, the Company closed the sale and issuance of 200,000 shares of common stock to twenty-eight accredited investors for an aggregate purchase price of $500,000, the proceeds of which the Company will use for general working capital. There were no issuance costs related to this sale.

On July 30, 2009, one investor exercised warrants to purchase 15,000 shares of common stock exercisable at $1.25 per share.

On August 17, 2009, the Company issued 1,838,952 shares of common stock for warrants that were exercised in connection with a tender offer as more fully described in “stock warrants” below.

See “stock options” below for additional shares issued during the nine months ended September 30, 2009 related to the exercise of stock options.

See Note 5 for additional shares issued during the nine months ended September 30, 2009 related to the convertible notes payable.

Stock warrants
On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview agreed to provide investor relations services in exchange for a warrant to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately and 270,000 warrants were to vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009. At January 1, 2009, the Company amended the vesting schedule in the Newview warrant to vest the remaining 1,080,000 warrants on the first of each month from January 1, 2009 to June 1, 2009 at the rate of 180,000 warrants per month.  As such, 0 and 1,080,000 warrants vested during the three and nine month periods ended September 30, 2009 and the value of $0 and $974,339, using the Black Scholes pricing model, was expensed to investor relations and other consulting expense.  At September 30, 2009, all of the warrants had vested.

On January 17, 2009, the Company entered into a two month consulting agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted a warrant to purchase 2,500 shares of common stock with a term of five years at an exercise price of $1.25 per share, for each month of the term of the agreement.  The fair value of these warrants was $3,753, using a Black Scholes pricing model, and $0 and $3,753 was expensed to investor relations and other consulting expense for the three and nine months ended September 30, 2009.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

On October 30, 2008, the Company executed a letter of intent with a subsidiary of Guthy-Renker, GR Match, LLC (“GRM”) to create, market and distribute direct response advertisements to sell the Company’s products.  GRM is responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,495 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized at the time of issuance and has been expensed over the five month term of service. For the three and nine months ended September 30, 2009, the Company expensed $0 and $570,897, respectively, to investor relations and other consulting expense.  The Company entered into a Media and Marketing Services Agreement with GRM, as described below, and amended this warrant.

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

As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants described below.  None of the amended terms resulted in an accounting change to the warrant.  In conjunction with the execution of the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second 5 year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share valued at $712,303 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized at the time of issuance and was expensed over the five month expected term of service. $142,460 and $712,303 was expensed during the three and nine months ended September 30, 2009, respectively, to investor relations and other consulting expense.  This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a 5 year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and is subject to vesting as follows:  for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of September 30, 2009, the right to purchase 835,295 of the 8,000,000 Media Services Warrant shares has vested and was valued at $644,337 using the Black-Scholes pricing model.  The fair value of these 835,295 vested shares has been expensed to interest expense, $397,639 and $644,337 for the three and nine months ended September 30, 2009, respectively, as the shares represent compensation to GRM for the advancement of media costs on the Company’s behalf. The remaining 7,164,705 shares from the Media Services Warrant are not guaranteed to vest as they are contingent on GRM advancing media placement costs, therefore, these unvested warrants have not been included or accounted for as outstanding dilutive securities at September 30, 2009.

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

On April 1, 2009, the Company entered into an agreement with a consultant for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vest as follows: 300,000 immediately and 50,000 per month on the 1st day of each month commencing May 1, 2009 and ending March 1, 2010. As of September 30, 2009, the right to purchase 550,000 of the 850,000 warrant shares has vested and was valued at $506,759 using the Black-Scholes pricing model.  The fair value of the vested warrants, totaling $139,113 and $506,759 for the three and nine months ended September 30, 2009, respectively, has been expensed to investor relations and other consulting expense.

On April 5, 2009, the Company entered into an agreement with a consultant for marketing related services.  The agreement had a term of three months.  The agreement provided compensation of $13,000 for month one, $14,000 for month two and $15,000 for month three.  In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  This warrant was to vest 5,000 shares per month over the term of the agreement. On May 15, 2009, the original agreement was terminated, along with the right to purchase 8,387 shares of common stock that would have vested over the remaining term of the agreement, and the Company entered into a second agreement with the consultant.  The second agreement had a term of three months and provided for compensation of $17,500 for month one, of which 50% was deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  The warrant was to vest 5,000 shares per month over the term of the second agreement. The second agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the second agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in July and August 2009, and the Company entered into a third agreement with the consultant.  The third agreement had a term of two months. The third agreement provided compensation of $12,500 per month.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  This warrant vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus that was earned under the second agreement. The third agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. These goals were achieved and the Company issued the bonus warrant to the consultant on August 15, 2009. The fair value of the 76,613 warrant shares that were granted and vested of $127,803 was expensed to investor relations and other consulting expense, $81,389 and $127,803 for the three and nine months ended September 30, 2009, respectively.

On April 24, 2009, the Company entered into an agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted a warrant to purchase 2,500 shares of common stock at an exercise price of $1.80 per share. The fair value of the warrant was $3,453, using a Black Scholes pricing model, and $0 and $3,453 was expensed to investor relations and other consulting expense for the three and nine months ended September 30, 2009, respectively.

In May 2009, the Company began an offering to the holders of its warrants issued with “cashless exercise” provisions and/or “down-round” provisions (collectively the “Released Provisions”).  Pursuant to the offering, the warrant holders were given the opportunity to increase by 10% the number of shares of common stock covered by their warrants in exchange for extinguishing the Released Provisions from their warrants.  In order for the warrant holders to take advantage of the offer, they were required to exercise a portion of their warrant(s) and purchase for cash no less than 30% of the shares of common stock covered by their warrant(s), after giving effect to the increase.  On June 29, 2009, the Company filed a Schedule TO with the SEC covering this offering.  Per the Schedule TO, the offering expired on July 28, 2009.  The Schedule TO was subsequently amended and the offering was extended until August 17, 2009. As of September 30, 2009, the Company received $2,008,180 in proceeds, net of offering costs of $72,835, and issued 1,838,952 shares of common stock to warrant holders that have participated in this offer.  Additionally, the Company has issued warrants to purchase 269,681 shares of the Company’s common stock which represented the 10% increase in the shares of common stock covered by the warrants. The additional warrants were valued at $548,728, using the Black Scholes pricing model, and $48,098 and $548,728 were expensed to interest expense for the three and nine months ended September 30, 2009, respectively.

On May 15, 2009, the Company entered into an agreement with a second consultant for marketing related services.  The agreement had a term of three months and provided compensation of $17,500 for month one, of which 50% will be deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  The warrant was to vest 5,000 shares per month over the term of the agreement. The agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in June and July 2009, and the Company entered into a second agreement with the consultant.  The second agreement has a term of two months and provided for compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  This warrant vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus that was earned under the first agreement. The second agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. These goals were achieved and the Company issued the bonus warrant to the consultant on August 15, 2009. The fair value of the 70,000 warrant shares that were granted and vested of $115,684 was expensed to investor relations and other consulting expense, $85,820 and $115,684 for the three and nine months ended September 30, 2009, respectively.

On August 1, 2009, the Company entered into an agreement with a consultant for business development services related to the signing of the Wiley contract as described in Note 7 below.  The consultant was granted a warrant to purchase 55,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.18.  The warrant was to vest 15,000 shares at the signing of the Wiley contract, 15,000 shares at the Wiley launch and 25,000 shares at the earlier of the first anniversary date of the agreement or when sales of the Wiley branded products exceed 100,000 units. The fair value of the 15,000 warrant shares that were granted and vested of $25,933 was expensed to investor relations and other consulting expense for the three and nine months ended September 30, 2009.

On May 1, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  The agreement was amended in August 2009 to include the issuance of a warrant to purchase 5,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.25 for each month the contract remained in effect.  The fair value of the 10,000 warrant shares that were granted and vested of $15,562 was expensed to investor relations and other consulting expense for the three and nine months ended September 30, 2009.

See Note 5 for additional warrants issued during the nine months ended September 30, 2009 related to the convertible notes payable.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

The following represents a summary of the warrants outstanding at September 30, 2009 and 2008 and changes during the nine months then ended:

	Nine Months Ended
	September 30, 2009			September 30, 2008
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average	Aggregate
	of	Exercise	Intrinsic	Of	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Prices	Value

Outstanding, beginning of period	11,029,890	$1.14		5,741,306	$1.05

Issued	3,297,389	$1.27		1,680,978	$1.23
Expired/forfeited	-	-		-	-
Exercised	(2,241,906)	$1.11		(98,121)	-
Outstanding, end of period	12,085,373	$1.19	$15,890,484	7,324,163	$1.09	$444,106
Exercisable, end of period	11,785,373	$1.18	$15,515,484	7,324,163	$1.09	$444,106

The following table summarizes information about warrants outstanding at September 30, 2009:
		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)
$ 1.00	2,783,298	2.10
$ 1.01	706,341	6.17
$ 1.20	324,875	3.26
$ 1.25	8,118,359	3.55
$ 1.80	2,500	4.56
$ 1.83	125,000	4.63
$ 2.18	15,000	2.98
$ 2.25	10,000	4.88
	12,085,373	3.37

The weighted average grant date fair value of warrants granted during the nine months ended September 30, 2009 was $0.96 per warrant. As of September 30, 2009, 300,000 shares of common stock covered by a warrant, with an estimated remaining value of $278,226, will vest over the next six months. The weighted average remaining life of the vested warrants is 3.35 years. The outstanding warrants at September 30, 2009 are held by consultants and other service providers, stockholders, and former noteholders.

The Company’s common stock purchase warrants do not trade in an active securities market, therefore, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions for the nine months ended September 30, 2009:

Annual dividend yield	0.0%
Average expected life (years)	2.07-5.10
Risk-free interest rate	2.42-3.72%
Expected volatility	85-103%

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

On August 1, 2008, the Company granted to Bing Liu, a consultant and former member of the Company’s Board of Directors, an option to purchase 12,500 shares of common stock under the 2006 Plan, at a price of $1.00 per share.

On August 6, 2008, the Company granted to Michael Barrett, the Company’s former Chief Financial Officer, an option to purchase 10,000 shares of common stock under the 2006 Plan, at a price of $1.30 per share.

From June to September 2008, the Company granted to employees options to purchase 235,000 shares of common stock under the 2006 Plan, at prices ranging from $1.01 to $1.44 per share.

In January 2009, the Company granted to Kevin Harris, the Company’s Chief Financial Officer, an option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share, vesting as follows: 25,000 of the option shares vested on the date of grant; 25,000 of the option shares vested three months after the grant date; and the balance of 150,000 option shares vests in equal monthly increments over the term of his employment agreement.  In addition, per the terms of the employment agreement, the Company granted options to purchase 25,000 shares of common stock at an exercise price of $1.00 per share, vesting equally over 24 months, as bonus compensation at March 31, 2009, June 30, 2009 and at September 30, 2009, respectively.

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

From January through September 2009, the Company granted to employees options to purchase a total of 375,000 shares of common stock under the 2006 Plan and the 2005 Plan at a prices ranging from of $1.00 to $3.30 per share.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Nine Months ended
	September 30, 2009			September 30, 2008
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of period	1,444,084	$0.83	$649,905	1,316,384	$0.75	$732,533

Granted	693,000	$1.50	$721,570	415,700	$1.10	$18,400

Exercised	(75,106)	$1.11	$143,575	-	$-	$-

Cancelled/Forfeited	(235,144)	$1.09	$331,126	(323,667)	$1.05	$28,367

Outstanding, end of period	1,826,834	$1.04	$2,704,068	1,408,417	$0.78	$469,289

Exercisable, end of period	1,242,178	$0.78	$2,134,108	1,067,557	$0.68	$455,476

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $1.37 and $0.93 per option, respectively.

As of September 30, 2009 and 2008, 584,656 and 340,860 of the options granted are not vested with an estimated remaining value of $633,237 and $245,167, respectively. As of September 30, 2009 and 2008, 434,754 and 260,096 of the unvested options are expected to vest. At September 30, 2009, 1,242,178 of these options were exercisable with a weighted average remaining contractual term of 6.8 years. The weighted average remaining contractual life of all options outstanding at September 30, 2009 is 7.6 years.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $58,842 and $200,479 for the three and nine months ended September 30, 2009, respectively. The Company recorded compensation expense associated with the issuance and vesting of stock options of $59,894 and $177,747 for the three and nine months ended September 30, 2008, respectively.

During the three and nine months ended September 30, 2009, the Company received proceeds of $0 and $83,086, respectively, for 75,106 stock options exercised. The total intrinsic value of the stock options exercised was $143,575. There were no stock options exercised during the nine months ended September 30, 2008.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On September 12, 2006, the Company entered into a Securities Purchase Agreement with 13 accredited investors pursuant to which it sold 10% secured convertible debentures (the “2006 Debentures”) in the aggregate principal amount of $3,243,378 and common stock purchase warrants to purchase an aggregate of 3,243,378 shares of the Company’s common stock at $1.00 per share. The 2006 Debentures are convertible at $1.00 (the “Base Conversion Price”) into shares of common stock. The 2006 Debentures mature on September 12, 2009 and bear interest at the rate of 10% per year, payable quarterly. If, during the time that the 2006 Debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the 2006 Debentures will be reduced. During August 2009, the Company received a waiver whereby the holders of the 2006 Debentures permanently waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

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

The Company was also required to make an interest payment to the 2006 Debenture holders on April 1, 2007. The Consent and Waiver allowed the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder. For payment of the 2006 Debenture holder’s pro rata portion of the April 1 interest payment, the 2006 Debenture holder could choose to increase the principal amount of his 2006 Debenture by his pro-rata share of the accrued interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the 2006 Debenture holders pro rata portion of the liquidated damages, each 2006 Debenture holder had the same choice, that is, either to increase his 2006 Debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the 2006 Debenture holders were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company would be required to issue up to a total of 566,336 shares of the Company’s common stock. The Consent and Waiver allowed the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents. The Company has issued 195,594 shares as partial payment for these liquidated damages valued at $166,259. At December 31, 2008 and September 30, 2009, $3,658 of these damages remained in accrued expenses - registration rights agreement. The Company issued 190,090 shares in November and December 2007 as a partial payment in the amount of $161,580 for the April 1 interest. The Company issued 15,669 shares in January and February 2008 as a partial payment in the amount of $13,319 for the April 1 interest.

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726. On September 21, 2007 the Company received from the holders of the 2006 Debentures a second Consent and Waiver. The holders of the 2006 Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. The Company issued 135,063 shares in February 2008 as partial payment for these liquidated damages valued at $106,513. The Company issued 931 shares in April 2009 as partial payment for these liquidated damages valued at $791. At December 31, 2008 and September 30, 2009, $26,213 and $25,422 of these damages remained in accrued expenses - registration rights agreement. The Company issued 94,952 shares in February 2008 as a partial payment in the amount of $110,147 for the July 1 and October 1, 2007 interest payments.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

The Company did not meet the August 18, 2007 date to file a second registration statement. As a result, the Company incurred additional liquidated damages for the period August 18 through December 19, 2007 of $194,603.  The Company received from the holders of the 2006 Debentures a third Consent and Waiver, dated February 13, 2008 and amended on August 19, 2008. The third Consent and Waiver waived the requirement included in the 2006 Debentures and the Registration Rights Agreement that the Company file a second registration statement, waived the liquidated damages that accrued from and after December 19, 2007 and waived the payment of any interest that would have accrued on the liquidated damages. The holders of the 2006 Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on January 1, 2008 and as payment of the liquidated damages accrued prior to December 19, 2007 under the Registration Rights Agreement. In September 2008, the Company issued $64,422 in additional debentures as payment of liquidated damages, which included $4,422 of penalty interest, and $26,868 in additional debentures as payment for quarterly interest due on January 1, 2008, which included $1,868 of penalty interest. The additional debentures had a term of 18 months and are convertible at $0.85 per share.  During October and December 2008, the Company issued $349,494 in additional debentures as payment of liquidated damages, quarterly interest, and penalty interest.  These additional debentures also have a term of 18 months and are convertible at $0.85 per share. The Company issued 3,750 shares in December 2008 as partial payment for these liquidated damages valued at $3,750.   At December 31, 2008, $4,732 remained in accrued expenses - registration rights agreement. The Company issued 5,567 shares in April 2009 as partial payment for $4,732 in liquidated damages. At September 30, 2009, $0 remained in accrued expenses - registration rights agreement.

According to the terms of the 2006 Debentures, the Company is to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. On September 22, 2008 the Company received from the holders of the 2006 Debentures a fourth Consent and Waiver of defaults of the 2006 Debentures. The holders of the 2006 Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on April 1, July 1, and October 1, 2008, totaling $205,207.  In August 2008, certain holders of the 2006 Debentures converted $8,694 of accrued interest into 8,694 shares of common stock as more fully described below. During October and December 2008, the Company issued $349,494 in additional debentures as payment of liquidated damages, quarterly interest, and penalty interest.  The additional debentures have a term of 18 months and are convertible at $0.85 per share. The Company issued 6,250 shares in December 2008 as partial payment for $6,250 in interest. The Company failed to make the interest payments that were due on January 1, April 1, and July 1 2009, totaling $126,614. The Company issued 9,281 shares in April 2009 as partial payment for $7,886 in interest. In May 2009, the Company paid $56,575 for quarterly interest, which included $3,810 of penalty interest.  In September 2009, the Company paid $47,614 for quarterly interest. At September 30, 2009, $69,982 remained in accrued interest on the 2006 Debentures.

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

The Company has accounted for the 2006 Debentures according to FASB ASC Topic 470, “Debt.” The value of the 2006 Debentures was allocated between the 2006 Debentures, the registration rights arrangement and the warrants, including the discount, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the discount, is being amortized over the term of the 2006 Debentures. The Company amortized $31,522 and $477,282 to interest expense for the three and nine months ended September 30, 2009, respectively, including the acceleration of amortization due to conversions discussed below. The Company amortized $316,554 and $758,938 to interest expense for the three and nine months ended September 30, 2008, respectively, including the acceleration of amortization due to conversions discussed below.

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options were valued at $374,531 using the Black-Scholes option pricing model. These costs, totaling $1,592,046, are being amortized over the term of the 2006 Debentures. The Company recorded amortization of $15,759 and $238,605 to interest expense, including the acceleration of amortization due to conversions discussed below, related to the 2006 Debentures during the three and nine months ended September 30, 2009. The Company recorded amortization of $158,253 and $379,411 to interest expense, including the acceleration of amortization due to conversions discussed below, related to the 2006 Debentures during the three and nine months ended September 30, 2008.

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

From January through March 2009, certain holders of the 2006 Debentures converted $1,505,602 of principal into 1,505,602 shares of common stock at $1.00 per share. The unamortized discount of $257,878 and the unamortized debt issuance costs of $128,919 on the converted notes were recorded as interest expense at the time of the conversion.  In addition, certain holders of the 10% convertible debentures converted $234,341 of principal into 275,695 shares of common stock at $0.85 per share.

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

From July through September 2009, certain holders of the 2006 Debentures converted $396,671 of principal into 396,671 shares of common stock at $1.00 per share. In addition, certain holders of the 10% convertible debentures converted $137,588 of principal into 161,873 shares of common stock at $0.85 per share.

As of September 30, 2009, all of the holders of the 2006 Debentures have converted the outstanding principal amount to shares of common stock and all of the related note discount and debt issuance costs have been amortized to interest expense.

As of September 30, 2009, all of the holders of the 10% convertible debentures have converted the outstanding principal amount to shares of common stock.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

If, during the time that the 2008 Convertible Notes are outstanding, the Company sells or grants any option to purchase (other than options issued to its employees, officers, directors or consultants), or sells or grants any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock at a price per share that is lower than the conversion price of these notes, then the conversion price of the 2008 Convertible Notes will be reduced according to the following weighted average formula:  the conversion price will be multiplied by a fraction the denominator of which will be the number of shares of common stock outstanding on the date of the issuance plus the number of additional shares of common stock offered for purchase and the numerator of which will be the number of shares of common stock outstanding on the date of such issuance plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at the conversion price.  A reduction in the conversion price resulting from the foregoing would allow holders of the Company’s 2008 Convertible Notes to receive more than 960,000 shares of its common stock upon conversion of the outstanding principal amount.  In that case, an investment in our common stock would be diluted to a greater extent than it would be if no adjustment to the conversion price were required to be made. During August 2009, the Company received a waiver from the holders of the 2008 Convertible Notes pursuant to which they forever waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of this provision.

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

The total value of the 2008 Convertible Notes was allocated between the 2008 Convertible Notes and the warrants, including the discount, which amounted to $595,646 and $604,354, respectively. The discount of $604,354 ($158,887 was recorded in 2009) related to the warrants, including the discount, is being amortized over the term of the 2008 Convertible Notes. The Company amortized $218,181 and $547,829 to interest expense related to the 2008 Convertible Notes for the three and nine months ended September 30, 2009. At September 30, 2009, $109,001 of interest has been accrued on these notes.

In addition, as part of the transaction, the Company paid to the placement agent $72,000 and issued common stock purchase warrants to purchase an aggregate of 72,000 shares of common stock at $1.25 per share. The warrants were valued at $65,695 using the Black-Scholes option pricing model. These costs, totaling $137,695 ($39,497 was recorded in 2009), are being amortized over the term of the 2008 Convertible Notes.  The Company recorded amortization of $49,986 and $125,092 to interest expense during the three and nine months ended September 30, 2009.

On September 30 2009, all of the holders of the 2008 Convertible Notes converted $1,200,000 of principal into 960,000 shares of common stock at $1.25 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

During May 2009, the Company entered into a ninth Consent and Waiver agreement whereby the holders of the 2006 Debentures agreed to allow the Company to sell up to $300,000 in aggregate principal amount of the Company’s 10% Convertible Promissory Notes (“2009 Convertible Notes”), due five months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.75 per share.  Subsequent to the execution of the Consent and Waiver, in May 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors to which it sold 2009 Convertible Notes in the aggregate principal amount of $300,000, which may be converted at the price of $1.75 per share into an aggregate of 171,429 shares of common stock.  In conjunction with the sale of the 2009 Convertible Notes, the Company paid its placement agent a total of $12,000 in commissions. The Company recorded amortization of $7,200 and $12,000 to interest expense during the three and nine months ended September 30, 2009.

The total value of the 2009 Convertible Notes was allocated between the 2009 Convertible Notes and the discount, which amounted to $19,715. The discount is being amortized over the term of the 2009 Convertible Notes. The Company amortized $11,829 and $19,715 to interest expense related to the 2009 Convertible Notes for the three and nine months ended September 30, 2009. At September 30, 2009, $12,500 of interest has been accrued on these notes.

On September 30 2009, all of the holders of the 2009 Convertible Notes converted $300,000 of principal into 171,429 shares of common stock at $1.75 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

Convertible notes payable consist of the following:

	September 30, 2009	December 31, 2008
Debentures outstanding	$-	$2,442,754
2008 Convertible Notes	-	845,000
2009 Convertible Notes	-	-
Unamortized discount on debentures	-	(866,225)
Convertible notes payable, net	$-	$2,421,529

NOTE 6 - NOTES PAYABLE

7.41% Senior Secured Original Issue Discount Notes

During 2007, the Company sold $864,000 in face amount of its 7.41% Senior Secured Original Issue Discount Notes (“7.41% Notes”) and warrants to purchase 400,000 shares of the Company’s common stock for a purchase price of $800,000. The 7.41% Notes are due one year from issuance with interest at 7.41% payable at maturity. One warrant to purchase 5 shares of the Company’s common stock was issued for every $10 of purchase price paid. The warrants may be exercised at a price of $1.20 per share for a period of 5 years beginning nine months after issuance of the warrant. Pursuant to the warrant agreements, if the Company issues common stock or common stock equivalents at a price lower than the warrant exercise price (the “Base Share Price”), then the warrant exercise price will be reduced to equal the Base Share Price and the number of warrant shares issuable will be increased so that the aggregate exercise price, after taking into account the decrease, will be equal to the aggregate exercise price prior to the adjustment. During August 2009, the Company received a waiver from the holders of the 7.41% Notes pursuant to which they forever waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of this provision. The Company has accounted for the debentures according to FASB ASC Topic 470, “Debt.” The value of the 7.41% Notes was allocated between the original issue discount (“OID”), the warrants and the debentures which amounted to $64,000, $242,352 and $557,648, respectively. The discount related to the OID and warrants of $306,352 will be amortized over the one year term of the 7.41% Notes. The warrants issued in connection with the 7.41% Notes were valued using the Black-Scholes option pricing model.

The Company recorded $0 of interest expense related to the amortization of the discount related to the 7.41% Notes and warrants for the three and nine months ended September 30, 2009, respectively. The Company recorded $29,231 and $158,702 of interest expense related to the amortization of the discount related to the 7.41% Notes and warrants for the three and nine months ended September 30, 2008, respectively.

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

The Company recorded amortization of deferred financing costs of $0 to interest expense related to the 7.41% Notes during the three and nine months ended September 30, 2009, respectively. The Company recorded amortization of deferred financing costs of $0 and $154,011 to interest expense related to the 7.41% Notes during the three and nine months ended September 30, 2008, respectively.

Pursuant to the Registration Rights Agreement the Company signed in connection with the offering of the 7.41% Notes, the Company was required to register 125% of the number of shares underlying the related warrants. The Company was required to file a registration statement for this purpose within 180 days following the date that the units were sold, and the Company would be in default of the Registration Rights Agreement if it failed to file the registration statement within 30 days following the expiration of the 180 day period. The Company obtained a Consent and Waiver from the holders of the 7.41% Notes in relation to the liquidated damages under the Registration Rights Agreement.  As more fully described below the Company issued 19,616 shares for payment of $19,616 of liquidated damages.  As of September 30, 2009 and December 31, 2008, the Company has recorded $19,143 in accrued expenses – registration rights agreement.

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

During June 2008, the Company repaid $189,000 in principal amount of the 7.41% Notes. At December 31, 2008 all of the 7.41% Notes were converted or paid in full.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On October 17, 2007, the Company entered into a five year lease for approximately 4,700 rentable square feet of office space. The lease calls for a base monthly rent of $10,670 with annual increases of 3% plus common area expenses. See Note 9 – Subsequent Events for an update on the lease.

On July 24, 2009, the Company entered into a licensing agreement with Wiley Publishing, Inc., owner of the For Dummies® trademark, for use of the For Dummies® trademark in connection with the manufacture, development, operation, sale, distribution and promotion of the Company’s products.  The term of the agreement is five years with an option for the Company to renew for an additional five years provided that the Company has paid to Wiley a minimum royalty of $2,000,000 during the initial term of the agreement. The Company paid a $100,000 non-refundable royalty advance that is recorded in prepaid expenses on the accompanying balance sheet.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

On October 30, 2006 the Company entered into Indemnification Agreements with Mr. Guseinov, Mr. Ivankovich, Mr. Liu and Mr. Barash, on November 6, 2007 the Company entered into an Indemnification Agreement with Mr. John LaValle, a former director, on February 1, 2008 the Company entered into an Indemnification Agreement with Mr. Barrett, our former Chief Financial Officer, on March 24, 2009 the Company entered into an Indemnification Agreement with Kevin Harris, our current Chief Financial Officer and a director and on July 21, 2009, the Company entered into an Indemnification Agreement with Mr. Van De Bunt, a director, all of whom are sometimes collectively referred to in this discussion as the “indemnified parties” or individually referred to as an “indemnified party”. The agreements require us to provide indemnification for the indemnified parties for expenses (including attorneys’ fees, expert fees, other professional fees and court costs, and fees and expenses incurred in connection with any appeals), judgments (including punitive and exemplary damages), penalties, fines and amounts paid in settlement (if such settlement is approved in advance by us, which approval shall not be unreasonably withheld) actually and reasonably incurred by the indemnified parties in connection with any threatened, pending or completed action or proceeding (including actions brought on our behalf, such as shareholder derivative actions), whether civil, criminal, administrative or investigative, to which he is or was a party, a witness or other participant (or is threatened to be made a party, a witness or other participant) by reason of the fact that he is or was a director, officer, employee or agent of ours or of any of our subsidiaries. The indemnification covers any action or inaction on the part of the indemnified party while he was an officer or director or by reason of the fact that he is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.  In the event of any change, after the date of the Indemnification Agreements, in any applicable law, statute or rule which expands the right of a California corporation to indemnify a member of its board of directors or an officer, such changes shall be within the purview of the indemnified parties’ rights and the Company’s obligations under the Indemnification Agreements.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Union Way International, LLC, an entity controlled by Bing Liu, a former officer and director, provides software development services to the Company. During the three and nine months ended September 30, 2009, the Company paid Union Way International, LLC $0 and $49,500, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On October 9, 2009, the Company entered into a second amendment of its lease with its current landlord to relocate and to occupy approximately 16,000 square feet in the building to accommodate growth. The lease calls for a base monthly rent of $35,060 with annual increases of 3% plus common area expenses with a term of ten years.  The Company’s rent has been abated beginning July 1, 2009 and continues for fourteen (14) months from the date of occupation of the new space, which is expected to be February 2010.

In November 2009, the Company amended the Media and Marketing Services Agreement with GRM. Pursuant to this amendment, if any of the warrants that have been issued to GRM are outstanding and the Company sells and issues common stock at a price per share less than the exercise price set forth in the applicable warrant, as adjusted thereunder (such issuances collectively, a “Lower Priced Issuance”), without the prior written consent of GRM, then 37.5% of any unexpired and unvested rights of GRM to purchase shares of the Company’s common stock pursuant to the Media Services Warrant, shall immediately and automatically vest in full without any notice or action of GRM. In addition, the Company will receive the balance of the Commercial Funds of approximately $180,000 back from GRM.

On November 4, 2009, the Company closed the sale and issuance of $2.2 million in aggregate principal amount of its 8% Secured Convertible Promissory Notes (the “Notes”), convertible into common stock of the Company at a conversion price of $2.05 per share.  The Company has the right, up to and including the trading day immediately prior to the payment due date, to force the holders to convert all or part of the then outstanding principal amount of the Notes, plus accrued but unpaid interest, into shares of the Company’s common stock if the 10-day volume weighted average price (sometimes referred to as “VWAP”) exceeds 250% of the conversion price. All outstanding principal and interest of the Notes is due April 1, 2011.  Out of the total gross proceeds of the offering, the Company paid its placement agent $154,980 in commissions, equal to 7% of the gross proceeds of the offering, and issued to its placement agent a three year warrant to purchase 77,490 shares of common stock, equal to 3.5% of the number of shares of common stock into which the Notes initially may be converted, at an exercise price of $2.05 per share. In conjunction with the sale of the Notes, the Company executed a Security Agreement pursuant to which it granted to the Note holders a first lien security interest, subject only to certain Permitted Liens which are defined in the Security Agreement, in certain collateral to secure payment of the Notes.

Subsequent to September 30, 2009, the Company received $181,229 in proceeds from the exercise of 210,208 stock options with exercise prices ranging from $0.85 to $1.10. The Company also received proceeds of $62,500 from the exercise of a common stock purchase warrant for 50,000 shares of common stock.

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

Additionally on September 27, 2007, we announced the launch of CyberDefenderULTIMATE and CyberDefenderCOMPLETE.  These are enhanced versions of our security software.  For an annual fee, CyberDefenderULTIMATE provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE provides year-round unlimited anti-malware support for a subscriber’s computer with a one time live technical support call.  These new security suites also include 2 gigabytes of online backup.  These products are sold for $99.99 to $299.99 per year.  We also offer a free Internet security toolbar called MyIdentityDefender (“MyID”).  MyID is free to use and generates revenue through search advertising. In August 2008, we announced the launch of our Identity Protection Services.  These services monitor a customer’s name, social security number, credit cards and address for fraud.  The customer can also include credit monitoring for an additional fee. The monthly subscription rate ranges from $14.95 to $19.95, depending on the marketing or distribution channels used by the Company. On November 20, 2008, the Company announced the launch of CyberDefender Registry Cleaner.  The CyberDefender Registry Cleaner eliminates clutter and junk that builds up within a computer's registry due to the installation and removal of programs, deletion and creation of files and cached records from Web surfing.  The annual subscription rate ranges from $19.99 to $39.98, depending on the marketing or distribution channels we use.

In the past, we acquired new users primarily with an online direct purchase offer.  The offer, to scan a computer for spyware and then pay for removal of the spyware found, was broadcast in e-mails, banners and search ads.  We are now partnering with other businesses, such as those providing search engine marketing services, retail distribution services and direct response advertising services, for the purpose of generating new users of our software.  These new partnerships will offer additional avenues for distribution of our products and are mainly revenue sharing partnerships, whereby our partner retains a portion of the revenue for every item sold.  This allows us to incrementally increase revenue while not incurring additional marketing and advertising expenses.

The following table summarizes our revenue, typically deferred over 12 to 36 months as required by GAAP, for the sale of our products during each quarter since January 1, 2008. (See the charts in Trends, Event and Uncertainties for actual monthly sales receipt details.)  Revenues include renewals of our CyberDefender Anti-Spyware 2006 product as well as sales and renewals of our CyberDefender Early Detection Center V2.0, CyberDefenderULTIMATE, CyberDefenderCOMPLETE and CyberDefender Registry Cleaner products, sales of our backup CDs with our products, Identity Protection Services and advertising revenue derived from CyberDefender FREE V2.0 and the MyID toolbar.

Quarter Ended	Sales
March 31, 2008	$475,046
June 30, 2008	$742,862
September 30, 2008	$1,202,715
December 31, 2008	$2,467,136
Fiscal Year 2008 Totals	$4,887,759

March 31, 2009	$3,191,630
June 30, 2009	3,686,644
September 30, 2009	4,427,404
Fiscal Year 2009 Totals	$11,305,678

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

CyberDefenderFREE V2.0 is offered to consumers at no cost.  CyberDefenderFREE V2.0 generates revenue through banner advertisements and upgrades.    There is no trial period for using the CyberDefender FREE V2.0 software.  Once a subscriber downloads the software, it is his to keep and we receive payment from the advertisers.

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

While we were developing CyberDefender Early Detection Center/CyberDefender FREE 2.0, we slowed down our efforts in marketing our CyberDefender Anti-Spyware 2006 software so that we could devote more of our financial resources to the development of our new product.  The expense of turning our business from a marketer of a single software product into a developer of a suite of Internet security products exceeded our revenues.  During this period, our new user marketing was restricted to experimental activities.  Therefore, as and when we needed cash, we sold our securities.  As of September 30, 2009, we have received $5,775,000 from the sale of our convertible debt securities, $800,000 from the sale of our 7.41% Original Issue Discount Notes, $160,000 from the issuance of a note payable to a shareholder, $5,416,880 from the sale of our common stock and units consisting of our common stock and warrants and $2,081,016 from the exercise of warrants in connection with the Company’s warrant tender offer. Subsequent to September 30, 2009 we received $2,214,000 from the sale of our convertible debt securities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period.  The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue recognition.  We recognize revenue from the sale of software licenses under the guidance of FASB ASC Topic 985, “Software.”

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

We currently sell five products, CyberDefender Early Detection Center (“EDC”), CyberDefenderCOMPLETE, CyberDefenderULTIMATE, CyberDefender Registry Cleaner and CyberDefender Identity Protection Service, over the Internet.  We also offer a backup CD-ROM of the EDC software for an additional fee.  CyberDefenderCOMPLETE offers customers one-time technical support and a license for EDC, while CyberDefenderULTIMATE offers customers unlimited technical support for a specified period and a license for EDC.  Customers order the product and simultaneously provide their credit card information to us.  Upon receipt of authorization from the credit card issuer, we provide technical support if the customer purchased CyberDefenderULTIMATE or CyberDefenderCOMPLETE and a license allowing the customer to download EDC over the Internet.  As part of the sales price, we provide renewable product support and content updates, which are separate components of product licenses and sales.  Term licenses allow customers to use our products and receive product support coverage and content updates for a specified period, generally twelve months.  We invoice for product support, content updates and term licenses at the beginning of the term.  These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements.  EDC and CyberDefenderULTIMATE are in substance a subscription and the entire fee is deferred and is recognized ratably over the term of the arrangement.  Revenue is recognized immediately for the sale of the backup CD-ROM, the license of CyberDefender Registry Cleaner and for the portion of the sale of CyberDefenderCOMPLETE that relates to the one-time technical support as we believe that VSOE of fair value exists for all elements delivered. We stopped selling CyberDefenderCOMPLETE in July 2009 but began sales of the product again in September 2009.

We use a third party service provider for the technical support services provided as part of our CyberDefenderCOMPLETE and CyberDefenderULTIMATE products.  The costs associated with this service are deferred and expensed over the same period as the related revenue. We also use third parties to sell our software and therefore we evaluate the criteria of FASB ASC Topic 605, “Revenue Recognition,” in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions.  We are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, establish product specifications, and have the risk of loss as it relates to cargo losses.  Accordingly, our revenue is recorded on a gross basis.

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

CyberDefender FREE 2.0, which is free to the subscriber and the MyIdentityDefender toolbar earn revenue from advertising networks and search engine providers that pay us for displaying the advertiser’s advertisements inside the software and from search results generated by our users.  Advertising revenue is recognized when earned.

Customers are permitted to return our software products (CyberDefender Early Detection Center and CyberDefender Registry Cleaner) within 30 days from the date of purchase.  As of September 30, 2009 and December 31, 2008, we had $0 accrued for product returns or chargebacks as such returns and chargebacks are identified within the first 30 days of sale and are charged against our gross sales in the month that they occur.  Our net revenue, including returns and chargebacks for each period, are deferred and recognized ratably over a 12 month period according to our revenue recognition policy.

Deferred Charges. The Company uses a third party to provide technical support  services associated with the CyberDefender ULTIMATE product. The costs associated with this service are deferred and amortized against the recognition of the related sales revenue.

Software Development Costs.  We account for software development costs in accordance with FASB ASC Topic 985, “Software.” Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized.  We have had very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers.  As a result, all software development costs have been charged to product development.

Stock Based Compensation and Fair Value of our Shares. The Company applies FASB ASC Topic 718, “Compensation – Stock Compensation,” which requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

Derivative Liabilities Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result, 7,134,036 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. In addition, amounts related to the embedded conversion feature of convertible notes issued previous to January 1, 2009 and treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in September 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $7,065,940, $723,930 to opening retained earnings and $6,342,010 to a long-term derivative liability to recognize the fair value of such warrants and embedded conversion features on such date.

During the three and nine months ended September 30, 2009, the Company issued 0 and 1,192,000 common stock purchase warrants that contained features that required the Company to record their fair value as a derivative liability.  In addition, the value related to the embedded conversion feature of convertible notes issued during the three and nine months ended September 30, 2009 were also recorded as a derivative liability. The fair value of these common stock purchase warrants and the embedded conversion feature on their respective value date for the three and nine months ended September 30, 2009 was $0 and $906,805.  We recognized a gain of $0 and $109,058 from the change in fair value of the outstanding warrants and embedded conversion feature for the three and nine months ended September 30, 2009.

During August 2009, the Company obtained waivers from the warrant and note holders that are effective as of April 1, 2009, permanently waiving, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of the price reset provisions. As a result of obtaining these waivers the warrants and notes are now afforded equity treatment, resulting in the elimination of the derivative liabilities of $7,139,757 and a corresponding increase in additional paid-in-capital.

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Capital lease obligations	$28,120	$13,487	$13,507	$1,126	$-
Operating lease obligations	$564,228	$158,486	$308,952	$96,790	$-

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

Trends, Events and Uncertainties

As described above in the discussion of revenue recognition, we receive payment upon the sale of our products and defer the revenue over the life of the license agreement, which is generally one year.  We have disclosed in the table below the total number of licenses sold and gross dollar sales related to those licenses before deferral.

Quarter Ended	Total # of Licenses	% Change	Gross Sales $	% Change	Avg. $ per License	% Change
March 31, 2008	5,499	-	$216,021	-	$39.28	-
June 30, 2008	20,948	280.9%	$981,545	354.4%	$46.86	19.3%
September 30, 2008	50,023	138.8%	$2,506,534	155.4%	$50.11	6.9%
December 31, 2008	72,657	45.2%	$3,600,541	43.6%	$49.56	-1.1%
March 31, 2009	99,804	37.4%	$5,541,485	53.9%	$55.52	12.0%
June 30, 2009	97,351	-2.5%	$5,576,611	0.6%	$57.28	3.2%
September 30, 2009	157,889	62.2%	$6,256,658	12.2%	$39.63	-30.8%

The table above indicates an overall upward trend in the number of licenses sold.  The decrease in the amount of the average sale per license relates to the increase in the number of licenses sold per transaction. We have increased our efforts to sell multiple licenses to our customers by offering a discount for purchasing more than one license, therefore, during the quarter ended September 30, 2009 the number of licenses sold per transaction increased to approximately two licenses. The general upward trend is a result of our focus on promoting our new products that were released in late 2007 and an increase in the amount of money spent on advertising and the new advertising channels, as discussed below.  Any fluctuation from quarter to quarter is the result of our efforts to optimize profits while continuing to increase revenues. We cannot guarantee that this upward trend will continue, even with increased spending on advertising, or that the margins will remain beneficial to us.  The table above does not include advertising revenue or sales of our backup CD.

We have disclosed in the table below total renewable sales by month and the corresponding year in which those sales will be due for renewal.  Management currently believes, based on historical trends, that approximately 50% of these initial sales will be renewed at the end of the initial license term.  The Company currently licenses its products and services over one, two and three years.

	Renewable in year
Month of initial sale	2009	2010	2011	2012
January 2008	$37,101	120	-	-
February 2008	$64,360	-	-	-
March 2008	$105,978	1,164	768	-
April 2008	$196,740	13,400	9,316	-
May 2008	$303,376	26,144	15,449	-
June 2008	$347,341	29,366	20,912	-
July 2008	$580,488	71,284	45,834	-
August 2008	$750,081	107,022	58,106	-
September 2008	$723,378	87,587	44,904	-
October 2008	$780,717	132,116	50,783	-
November 2008	$1,042,528	142,115	96,733	-
December 2008	$904,841	188,291	106,177	-
January 2009	$-	1,121,165	361,205	164,306
February 2009	$-	1,023,496	374,661	193,947
March 2009	$-	1,173,228	282,057	137,566
April 2009	$-	1,288,926	594,005	114,183
May 2009	$-	1,056,095	458,069	81,527
June 2009	$-	1,008,550	425,461	82,471
July 2009	$-	1,050,958	369,635	232,513
August 2009	$-	1,807,338	43,986	72,028
September 2009	$-	1,901,177	39,037	45,496
Total	$5,836,929	12,229,542	3,397,098	1,124,037
Approx Renewal %	50%	50%	50%	50%
Expected Renewal Sales	$2,918,465	6,114,771	1,698,549	562,019

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Net sales	$4,427,404	$1,202,715	$3,224,689	268%	$11,305,678	$2,420,623	$8,885,055	367%

This increase in net revenue was due primarily to the increase in new product sales and an increase in renewals that have resulted from our expanded product offerings as well as an increase in advertising costs associated with customer acquisition.

Cost of Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Cost of Sales	$1,018,370	$638,349	$380,021	60%	$2,451,398	$905,574	$1,545,824	171%

This increase is due primarily to the increase in sales of our technical support service products which are serviced by a third party, an increase in sales of the CD-ROMs that backup our EDC software and sales of third party products that require a per sale royalty.

Operating Expenses

Advertising

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Advertising	$3,545,141	$2,679,446	$865,695	32%	$10,697,142	$3,961,338	$6,735,804	170%

Advertising costs are comprised primarily of media and channel fees, including online and offline advertising and related functional resources. Media and channel fees fluctuate by channel and are higher for the direct online consumer market than for the OEM, reseller and SMB markets.  This increase was primarily due to the launch of our new products, expanding our advertising channels to include traditional media, such as radio and television, and our decision to use advertising as a customer acquisition strategy. Advertising purchased from four vendors accounted for 35% and 64% of the Company’s total advertising expense for the three and nine months ended September 30, 2009, respectively. Advertising purchased from four vendors accounted for 95% and 94% of the Company’s total advertising expense for the three and nine months ended September 30, 2008.

Product Development

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Product Development	$464,761	$121,710	$343,051	282%	$1,129,995	$325,571	$804,424	247%

Product development expenses are primarily comprised of research and development costs associated with the continued development of our products. This increase is primarily due to the increase in the number of products and the ongoing support and improvement of these products.

Selling, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

S,G & A	$1,612,330	$869,580	$742,750	85%	$4,429,882	$2,232,686	$2,197,196	98%

Selling, general and administrative expenses are primarily comprised of executive management salaries, customer service salaries and wages, third party credit card processing fees, legal and professional fees, rent and salaries of our support staff.

The increase was primarily attributable to two factors.  The first is an increase in third party credit card processing fees due to the increase in sales. The second is an increase in salaries and wages due to the increase in staffing required as a result of the increase in sales.  Additionally, there was an overall increase in all areas due to the increased sales activities in the current period.  S,G & A has decreased as a percentage of net sales to 39% from 92% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. We expect to continue to incur professional fees for audit, legal and investor relations services and insurance costs as a result of being a public company. We believe that these costs will remain consistent with costs incurred during the current period.

Investor Relations and Other Related Consulting

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Investor relations and other related consulting	$490,277	$144,000	$346,277	240%	$3,056,486	$344,000	$2,712,486	789%

The increase was primarily attributable to the value of warrants issued to various consultants for investor relation services and creative services during the period as more fully described in the notes to the condensed financial statements.

Loss From Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Loss from operations	$2,712,455	$3,260,198	$(547,743)	(17)%	$10,488,301	$5,378,030	$5,110,271	95%

Loss from operations decreased during the three months ended September 30, 2009 due primarily to the Company spending more effectively on advertising. Advertising decreased from 223% of net sales for the three months ended September 30, 2008 to 80% of net sales for the three months ended September 30, 2009. Loss from operations increased during the nine months ended September 30, 2009 due to the significant increases in advertising, selling, general and administrative costs and the value of warrants granted for investor relations and consulting services, as more fully described above.

Other Income/(Expense)

Change in fair value of derivative liabilities

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Change in fair value of derivative liabilities	$-0-	$-0-	$-0-	0%	$109,058	$-0-	$109,058	100%

As more fully described in the notes to the condensed financial statements, on January 1, 2009 we adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” that appy to any freestanding financial instruments or embedded features that have the characteristics of a derivative.  As such, we were required to reclassify certain amounts from the equity section of the balance sheet to the liabilities section.  In addition, the value of these instruments must be reassessed by us as of each balance sheet date.  Subsequent to June 30, 2009, the Company obtained waivers from the warrant and note holders that forever waive, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of certain anti-dilution provisions included in the warrants and notes. As a result of obtaining the waivers, the warrants and notes are now afforded equity treatment. The change in fair value of these instruments for the nine months ended September 30, 2009 resulted in a gain of $109,058.

Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Interest expense	$843,163	$673,232	$169,931	25%	$2,808,604	$1,848,928	$959,676	52%

The increased interest expense was mainly due to the issuance of additional warrants as part of the warrant tender offer, the amortization of debt discounts and deferred financing costs and interest on the 10% Convertible Promissory Notes and the vesting of the GRM warrants offset by the decrease in the interest and amortization expense related to the 10% Secured Debentures and the 7.41% Original Issue Discount Notes.

Net Loss

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2009	2008	$	%	2009	2008	$	%

Net loss	$3,555,751	$3,933,630	$(377,879)	(10)%	$13,188,369	$7,444,098	$5,744,271	77%

Net loss decreased during the three months ended September 30, 2009 due primarily to the Company spending more effectively on advertising. Net loss increased during the nine months ended September 30, 2009 due primarily to significant increases in advertising, selling, general and administrative costs, investor relations and consulting expenses and interest expense, as more fully described above.

Liquidity and Capital Resources

In November 2006 we changed our operating strategy by deciding to introduce a suite of security products instead of a single product.  We also changed the way in which our core product was offered to consumers.  Rather than simply licensing the product and collecting a license fee, we offered consumers a choice.  They could download a free version of the product that included advertising by third parties or they could purchase a license for the product and the product would be free of advertising.  Our advertising revenues are earned each time an ad is shown (per impression) or when an ad is clicked (per click) or for each action taken by the consumer after he clicks on the ad and visits the advertiser’s website (per action).  This change in our business resulted in a significant decrease in our revenues from 2006 to 2007 since we stopped selling our CyberDefender AntiSpyware 2006 product while we developed and rolled-out our new products.  We have launched five new products and services and our revenues have been increasing on a quarterly basis since January 2008, however, our expenses still exceed our revenues.

To help with our cash flow, we occasionally sell our debt or equity securities.  During the nine months ended September 30, 2009, the Company received proceeds of $3,206,880, net of Commercial Funds from the sale of its common stock, $2,008,180, net of placement fees of $72,836, from the exercise of warrants in connection with a warrant tender offer and $621,700, net of placement fees of $33,300, from the sale of our 10% Convertible Promissory Notes. At September 30, 2009, we had no outstanding debt securities.

At September 30, 2009, we had cash totaling $1.2 million. In the nine months ended September 30, 2009, we generated positive cash flows of approximately $393,000.  Cash activity during the nine months ended September 30, 2009 included:

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2009 was primarily the result of our net loss of $13.2 million. Net loss for the nine months ended September 30, 2009 was adjusted for non-cash items such as amortization of debt discount and deferred financing costs, depreciation and amortization, shares issued for penalties, interest and services, compensation expense from the issuance of stock options, warrants issued in connection with a warrant tender offer and the change in the value of derivative liabilities. Other changes in working capital accounts include an increase in restricted cash, decreases in accounts receivables and prepaid expenses, and increases in accounts payable, deferred charges and deferred revenue as a result of an increase in the sales of our new products. Net cash used in operating activities during the nine months ended September 30, 2008 was primarily the result of our net loss of $7.4 million.

Historically, our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers. During the nine months ended September 30, 2009, we did not make any significant changes to our payment terms for our customers, which are generally credit card based.

Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable.  We typically pay our vendors and service providers in accordance with invoice terms and conditions.  The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.  In the nine months ended September 30, 2009 and 2008, we did not make any significant changes to the timing of payments to our vendors, although our financing activities caused an increase in this category.

Our working capital deficit at September 30, 2009, defined as current assets minus current liabilities, was $7.0 million as compared to a working capital deficit of $7.8 million at December 31, 2008.  The increase in working capital of approximately $0.8 million from December 31, 2008 to September 30, 2009 was attributable to an increase in current assets of approximately $2.9 million which was mainly due to an increase in cash from our financing activities and an increase in the current portion of deferred charges offset by an increase in current liabilities of $2.1 million primarily associated with an increase in the current portion of deferred revenue offset by decreases in the current portion of convertible notes payable.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2009 was approximately $7,000, which was used for property and equipment purchases. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to our hiring of employees and the rate of change in computer hardware and software used in our business. No cash was used in investing activities during the nine months ended September 30, 2008.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2009 was provided to us primarily from the proceeds that we received from the sale of our common stock of approximately $3.2 million, net of Commercial Funds, proceeds from the exercise of warrants to purchase our common stock, net of placement fees, of approximately $2.0 million and proceeds of approximately $0.6 million from the issuance of convertible notes payable, net of placement fees. Net cash provided by financing activities during the nine months ended September 30, 2008 was primarily from the issuance of a note payable in the amount of $0.2 million and the sale of stock in the amount of $1.0 million, offset by principal payments on notes payable of $0.3 million.

To date we have helped finance our operating activities by raising $8,949,000 from debt financing, $4,516,880 from equity financing and $2,081,016 from the exercise of warrants in connection with our warrant tender offer. These funds have been used to develop software, improve and expand our infrastructure and to build out our management team. We are confident that the recent increase in sales volume, as evidenced by sales receipts year to date of more than $17 million, will provide us with a significant renewable revenue stream related to the ongoing license renewals of thousands of customers that we are acquiring every month to fund our ongoing operations. In the event that this revenue stream is not sufficient to fund ongoing operations, we are confident that we would be able to raise funds through the sale of our debt or equity securities upon terms that would be acceptable to us. We also anticipate receiving funds from the cash exercise of outstanding warrants and stock options based on the current price of our common stock.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

None.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2009, the Company entered into an agreement with a consultant for business development services related to the signing of the Wiley contract as described in Note 7 in the accompanying financial statements.  The consultant was granted a warrant to purchase 55,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.18.  The warrant vests in increments, 15,000 shares at the signing of the Wiley contract, 15,000 shares at the Wiley launch and 25,000 shares at the earlier of the first anniversary date of the agreement or when sales of the Wiley branded products exceed 100,000 units. The Company relied on Section 4(2) of the Securities Act of 1933 to issue the warrant inasmuch as the warrant was issued to an accredited investor without any form of general solicitation or general advertising.

On May 1, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  The agreement was amended in August 2009 to include the issuance of a warrant to purchase 5,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.25 for each month the contract remained in effect.  Warrants to purchase 10,000 shares of common stock have been issued as of September 30, 2009. The Company relied on Section 4(2) of the Securities Act of 1933 in issuing the warrant inasmuch as the warrant was issued to an accredited investor without any form of general solicitation or general advertising.

On July 1 2009, one investor exercised warrants to purchase 62,500 shares of common stock exercisable at $1.00 per share.  The warrant was exercised pursuant to the cashless provision contained in the warrant. The Company issued 43,446 shares to the investor. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as we exchanged the securities with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On July 21, 2009, the Company closed the sale and issuance of 200,000 shares of common stock to twenty-eight accredited investors for an aggregate purchase price of $500,000, the proceeds of which the Company will use for general working capital. There were no issuance costs related to this sale. We relied on Section 4(2) of the Securities Act of 1933 to issue the shares inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and each offeree made representations that each was an accredited investor.

On July 30, 2009, one investor exercised warrants to purchase 15,000 shares of common stock exercisable at $1.25 per share. We relied on section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as the securities were issued to an accredited investor without any form of general solicitation or general advertising.

In May 2009, the Company began an offering to the holders of its warrants issued with “cashless exercise” provisions and/or “down-round” provisions (collectively the “Released Provisions”).  Pursuant to the offering, the warrant holders were given the opportunity to increase by 10% the number of shares of common stock covered by their warrants in exchange for extinguishing the Released Provisions from their warrants.  In order for the warrant holders to take advantage of the offer, they were required to exercise a portion of their warrant(s) and purchase for cash no less than 30% of the shares of common stock covered by their warrant(s), after giving effect to the increase.  On June 29, 2009, the Company filed a Schedule TO with the SEC covering this offering.  Per the Schedule TO, the offering expired on July 28, 2009.  The Schedule TO was subsequently amended and the offering was extended until August 17, 2009. As of September 30, 2009, the Company received $2,008,180 in proceeds, net of offering costs of $72,835, and issued 1,838,952 shares of common stock to warrant holders that have participated in this offer.  Additionally, the Company has issued warrants to purchase 269,681 shares of the Company’s common stock for the 10% increase in warrants offered to warrant holders. We relied on Section 4(2) of the Securities Act of 1933 to issue the shares inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees were accredited investors.

From July through September 2009, certain holders of the Company’s 2006 Debentures converted $396,671 of principal into 396,671 shares of common stock at $1.00 per share. In addition, certain holders of the Company’s 10% convertible debentures converted $137,588 of principal into 161,873 shares of common stock at $0.85 per share. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as we exchanged the securities with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On September 30 2009, all of the holders of the Company’s 2009 Convertible Notes converted $300,000 of principal into 171,429 shares of common stock at $1.75 per share. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as we exchanged the securities with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On September 30 2009, all of the holders of the Company’s 2008 Convertible Notes converted $1,200,000 of principal into 960,000 shares of common stock at $1.25 per share. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as we exchanged the securities with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

According to the terms of our Debentures, we are to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. We failed to make all of the interest payments that were due. On November 9, 2009, we owed $69,982 in interest due through September 12, 2009 under these obligations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

 None.

ITEM 6.      EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Indemnification Agreement between the registrant and Bennet Van de Bunt (3)
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*
_____________________________________
(1) Incorporated by reference from Form SB-2 File No. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.
(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2009.
(3) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2009.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

	By:	/s/ Gary Guseinov
Date: November 12, 2009		Gary Guseinov, President and
Chief Executive Officer

	By:	/s/ Kevin Harris
Date: November 12, 2009		Kevin Harris, Chief Financial Officer