Form 10-K
period 2009-12-31
CYBERDEFENDER CORP
filed 2010-03-31
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________

Commission file number 000-53475

CYBERDEFENDER CORPORATION
(Name of registrant in its charter)

California (State or other jurisdiction of incorporation or organization)	65-1205833 (I.R.S. Employer Identification No.)

617 West 7th Street, 10th Floor, Los Angeles, California (Address of principal executive offices)	90017 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (The registrant is not yet subject to this requirement.)

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  On June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $48,575,761.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 26, 2010 the number of shares of the registrant’s classes of common stock outstanding was 25,829,675.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

	Part IV

Item 15	Exhibits, Financial Statement Schedules	32

	Signatures and Certifications	34

	Financial Statements	F-1

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

i

PART I

Item 1.  Business

Overview

CyberDefender Corporation is a provider of Internet security software and services to the consumer and small business market.

The volume of online threats has continued to rise over the last several years due in part to the personal computer becoming a major source for communication, entertainment and e-commerce for many consumers.  Additionally, the increase in the use of mobile devices such as laptop computers, cell phones and “smart phones” with email and web access capabilities and the increase in popularity of online social networking sites have put a larger percentage of the population at risk for cyber-attacks. Consequently, online security has emerged as a major concern for all users of devices that are capable of accessing the Internet.

Our goal is to be a leading provider of advanced solutions to protect consumers and small businesses against threats such as identity theft, Internet viruses and spyware and to provide remote technical resolution services to those who use our products.

We were incorporated as Network Dynamics in California on August 29, 2003, and changed our name to CyberDefender Corporation (“the Company”, “we”, “us” or “our” in this report) on October 21, 2005.    Individuals and small businesses that use personal computers make up our subscriber base, therefore we are not dependent on any single customer or on a few major customers.  While our products are available for downloading from our website, which makes them available to anyone in the world, we do not have a significant customer base outside of the United States.

Business Developments and Highlights

During 2009 we took the following actions, among others, to enhance our business:

•
We formed a strategic relationship with GR Match, LLC (“GRM”), a subsidiary of Guthy-Renker LLC, one of the world's largest direct response marketing companies. This partnership has enabled us to add new marketing channels for our products. GRM provides direct response media campaigns for our products, including radio and television direct response commercials, and purchases media time on our behalf, subject to the terms and conditions defined in the Media Marketing and Services Agreement dated March 24, 2009.

•
We formed a strategic relationship with Wiley Publishing, Inc., owner of the For Dummies® trademark, for use of the For Dummies® trademark in connection with the development, sale, distribution and promotion of a new line of products.

•	We formed a strategic relationship with Microsoft to distribute the Bing toolbar through our products.

•	We added key members to our management team, namely, Kevin Harris as Chief Financial Officer and Steve Okun as Chief Revenue Officer.

•	We improved our call center infrastructure by adding a global IVR system and increased total agents by over 250%.

Business Model

Our business is focused on two areas; computer security software and remote PC repair services.

Firewall and AntiVirus software currently accounts for a majority of the Security Software and Services (“SSS”) market. However, the increasing need to counter “zero-day” attacks, that is, viruses or other exploits that take advantage of a newly discovered vulnerability in a program or operating system before the software developer becomes aware of the vulnerability or fixes it, along with the increasing popularity of “defense-in-depth” strategies, wherein coordinated uses of multiple security countermeasures are used to protect the integrity of information assets, will bring unified threat management solutions to the forefront.

Five specific product areas comprise SSS:

AntiVirus/AntiSpyware: This software identifies and/or eliminates harmful software by scanning hard drives, email attachments, disks, Web pages and other types of electronic traffic for any known or potential viruses, malicious code, trojans or spyware.

Identity Protection services:  These are services oriented around credit monitoring and identity protection insurance or guarantees.

Remote PC Repair: These services are designed to repair users PCs via remote access. These services incorporate manual malware removal, system restore and PC optimization.

Online Backup:  These are services which protect users’ data from corruption, theft and loss.  Online backup allows for quick recovery and remediation.

PC Optimization Software: These products are designed to improve the speed of a PC by eliminating unwanted files, improving memory, and reducing CPU load.

SSS Growth Drivers

Viruses, spyware and social engineering attacks are serious threats facing businesses and consumers today. These threats can be used to steal personal information, enable identity theft, damage or destroy information stored on a computer and cause damage to legitimate software, network performance and productivity.  These types of malicious programs are introduced to computers in a number of ways, including, but not limited to:

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

As a result of the foregoing factors, the SSS market has developed and continues to expand in order to respond to the ever-evolving threats presented by malicious programs.

Current Product Limitations

SSS software vendors have attempted to solve Internet security problems with a variety of software applications.  Many vendors rely heavily on the end user to properly install and configure their own security software.  In addition, many vendors fail to advocate optimal security software installation because they do not offer customers proper live support access.  Although many products exist today to address such security issues, these solutions face many limitations, including the following:

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

Use of Social Engineering – The increased use of social engineering attacks by cyber criminals has created a new level of problems for consumers and businesses. Even having adequate security software will not necessarily prevent the attack from happening.   Most security software does not address this problem.

No Consumer Education – Most security software vendors rely on consumers to install and configure their personal online security.  This has led to incorrect security settings, lack of manual updating and an overall disconnect between the user and security software.  In addition, consumers are constantly faced with configuration issues which arise as a result of the installation of 3rd party devices and software, which further complicate security.  In order for security to work properly, users must have their systems properly repaired and optimized by trained technicians before security software can be installed and made effective.  This requires education and a change in consumer behavior.

Costly Updating - Most antispyware and antivirus software providers use a client-server network infrastructure to distribute new spyware and virus definitions.  Such solutions are expensive to maintain as they rely on intensive data centers and networks to deliver updates, thereby using a significant amount of bandwidth, which is expensive to obtain.  Also, vendors cannot afford to send threat updates continuously and therefore are slow to distribute them.  In fact, many software vendors provide updates on a scheduled basis, rather than as the updates are needed.  This may leave the PC vulnerable since threats propagate without a schedule, and therefore a PC which was updated on Monday may be effectively infected on Tuesday. “Freeware” or free antivirus and antispyware software downloads offer minimal updates, leaving the user with a false sense of security.

Every consumer or business using any networked device needs to have some form of Internet security. Many PC owners have two to three forms of security software on their PCs in order to maximize protection against most threats. We provide consumers and small business users with a platform of products and services designed to protect against various types of security attacks.

Our business and technology model is based on incorporating security software with remote PC repair services.  CyberDefender believes that most consumers cannot install and configure their security software to work properly and usually require the help of a professional to achieve the optimal security setting.

CyberDefender Technology

Conventional Internet security companies use a cumbersome manual process to identify new threats, analyze threats in labs, and distribute threat updates to their user base.  These security companies have to broadcast updates to each personal computer user individually in the network.  Serious drawbacks to conventional broadcast updates exist, including the following:

•	Due to the expense related to this process; the network cannot be updated in real-time, and instead is updated in batches which are often spaced days apart;

•	Because broadcasting servers are a single point of distribution, they are vulnerable to “flooding” attacks that prevent clients from getting the needed updates; and

•	A threat may block a client computer’s access to the broadcast server, disabling its ability to download an update for the threat.

We believe that we have addressed these shortcomings by developing the earlyNETWORK, our proprietary collaborative Internet security network, to detect, analyze and quarantine new security threats. We believe the earlyNETWORK provides a unique approach to updating personal computer security.  We have developed the earlyNETWORK based on certain technology principles commonly found in a peer-to-peer network infrastructure.  A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network.  Therefore, as system demands increase, so does the system’s capacity.  The peer-to-peer network infrastructure allows us to provide a fluid, distributed system for alerts and updates, and to incorporate a universal threat definition system.

However, the earlyNETWORK is not a conventional peer-to-peer network because the CyberDefender Alert Server is a required checkpoint for all client activities, thus assuring the integrity of the network.  The earlyNETWORK is a controlled publishing network that leverages the power of distributed bandwidth to automatically defend against a wide spectrum of software attacks and provides users with proprietary automated processes that rapidly identify and quarantine both known and emerging threats.  Each client has a controlled role in relaying the threat updates to as many as 20 clients, thus allowing continuous release of threat updates. As additional users are added our collaborative security network works better.  With more clients, threats are picked up faster and updates occur faster as well, because users of our software find peers more easily than they could an update server. Our earlyNETWORK is designed to reduce the lag time between the identification of a new security threat by our Early Alert Center and notification to the personal computers that are part of the earlyNETWORK. Users of our software who cannot connect with other users will always be able to fall back on the Alert Server which is the central source for threat analysis and notification.

Our earlyNETWORK works as follows. Customers become a part of the earlyNETWORK by downloading and installing one of our internet security products (i.e. CyberDefender Early Detection Center V2.0 or, when it was offered, CyberDefender FREE V2.0), discussed below. Unusual behavior is detected by a personal computer that is part of our earlyNETWORK.  The potential threat may be anything from spam to a virus.  The program puts the potential threat on standby, and reports it to our Alert Server.  The Alert Server compares the threat to existing threat definitions.  If the Alert Server does not recognize the threat, the threat is sent to AppHunter for analysis.

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

As there is a wide set of possible attacks that do not qualify as viruses, AppHunter is supplemented by a team of human technicians who classify threats that rank below 5 in severity.  Threat definitions are added as quickly as possible to our definition database, which is then updated to our users via our earlyNETWORK.  We continually make changes to our technology to make sure that we address as many security concerns as possible.

Using our peer-to-peer technology, Alert Server notifies users of our software of the threat who, in turn, notify up to 20 other users (or “peers”) in an ever-widening circle.  This distributed notification process frees up the Alert Server to deal with incoming alerts from clients that have encountered unexpected behavior, and makes the network truly responsive and “in tune” with its users.

This approach is different and, we believe, significantly faster and cheaper than traditional Internet security companies that provide manual, broadcast-updated threat management systems. The nature of traditional Internet security companies, which assume a single point of threat capture, a cumbersome threat analysis system and an intermittent scheduled update system, creates a “coverage gap” which can delay alerts on important new infectious attacks for 12 hours or more.  However, our proprietary technology quickly distributes threat updates to all computers that are part of the earlyNETWORK.  For example, our system for generating threat reports, the Early Alert Center, first reported the Sasser.E virus at 11:52 p.m. on May 7, 2004.  This was one to two days before other security software vendors announced their discoveries of the same virus.  We believe that our update process occurs substantially faster than that of any competitive system and that we are the first to provide threat updates in this manner.

Additionally, because the cost of updating our software via the earlyNETWORK is minimal, Alert Server can send out updates as fast as threats are confirmed, which we believe results in superior security coverage.  In general, from the time the first client has picked up the new threat to the updating of the network, about an hour passes. The network responds quickly to new threats because it enlists all the machines in the earlyNETWORK to act as listening posts for new threats.  As the network grows, updates will grow closer and closer to real time.  Our solution works well with existing security software and can operate as an additional layer of security on a personal computer.

Proprietary Technology Overview

The following is a description of our proprietary technologies:

1. Threat Protection Network V1.0 / V2.0 (“TPN”)

Sophisticated threat analysis platform which utilizes CyberDefender’s proprietary threat analysis engine and updating technology.

A patent application covering this technology was filed on September 22, 2005.

2. Secure Peer to Peer Network V1.2/V2.0

Dynamic secure peer-to-peer network which utilizes cloud computing and various proprietary security protocols in order to update PCs against new threats.

A patent application covering this technology was filed on September 22, 2005.

3.  CyberHunter V1.0

A proprietary web crawling technology which identifies and collects malware information found on the web and reports it to the TPN.

4. CyberDefender Early Detection Center V2.0

Windows PC Internet security suite designed to protect consumers and small businesses against viruses, spyware, spam and phishing attacks.

5. Web Access Protection – CyberDefender MyIdentityDefender V1.0/V1.5

Proprietary anti-phishing and web access protection technology designed for the Windows Internet Explorer browser.

Products

On November 20, 2006, we began providing a suite of Internet security products called CyberDefender Early Detection Center V2.0 (“EDC”). We also offered CyberDefender FREE V2.0 as a free download in an ad-supported version.  There was no trial period and no monthly or annual fee to pay for using CyberDefender FREE V2.0.  Instead, we received payments from the advertisers, typically at the end of each month. We stopped offering the free version in late 2009. In addition to EDC, our core product, CyberDefender also markets the following products and services described below. We distribute our software via the Internet and on computer disk.  Additionally, we offer technical support services on a one-time basis or via an annual subscription.  These services are provided by a combination of in-house and out-sourced technical support representatives.  These services are also sold bundled with our software products.

The following is a detailed description of our products and services:

CyberDefender Early Detection Center V2.0 (EDC)

Early Detection Center V2.0 is a Windows PC Internet security suite designed to protect consumers against spyware, viruses, phishing attacks and spam.  CyberDefender Early Detection Center utilizes the earlyNETWORK and includes unlimited threat definition updates during the subscription term.

CyberDefender FREE V2.0 (No longer distributed)

FREE V2.0 has the same technology features as the CyberDefender Early Detection Center V2.0.  This version was offered free to consumers and is supported by impeded banner advertising.  Users can upgrade to the non ad supported version (CyberDefender Early Detection Center V2.0).  Users no longer receive unlimited updates as CyberDefender has stopped supporting this version of the software.

CyberDefender Registry Cleaner V1.0

Registry Cleaner V1.0 is Windows PC optimization software designed to improve performance and speed up PC speed.  CyberDefender Registry Cleaner V1.0 fixes common Windows registry errors.  Users will receive unlimited updates during the subscription term.

CyberDefender FamilyPak

The FamilyPak offers the same technology as CyberDefender Early Detection Center V2.0.  FamilyPak is designed for families with multiple PCs or small businesses running multiple PCs.

MyIdentityDefender V1.0

A free Windows Internet Explorer browser plug-in designed to protect users against phishing attacks and dangerous websites, this product is offered for free and generates revenue through an imbedded search engine powered by InfoSpace.

CyberDefender Identity Protection Service

This is an identity protection service offering users basic ID protection features and a $25,000 identity theft insurance policy.  This is a monthly subscription product.

CyberDefender Identity Protection Service with Credit Monitoring

This version of the CyberDefender Identity Protection Services includes credit monitoring.  This is a monthly subscription product.

AntiSpyware For Dummies®

AntiSpyware For Dummies® is a Windows PC Internet security suite designed to protect consumers against spyware, viruses, phishing attacks and spam.  This product utilizes the earlyNETWORK and includes unlimited threat definition updates during the subscription term.

Remote PC Repair Services

Our support services are designed to help customers with a wide range of technical support issues that may be affecting their desktop or laptop PCs. These services are supported around-the-clock by our in-house and outsourced technical support teams.

The following is a description of our remote PC repair services:

CyberDefenderCOMPLETE

CyberDefenderCOMPLETE is a one-time resolution service which provides a live tech-on-call service for any technology problem.

CyberDefenderPREMIUM

CyberDefenderPREMIUM provides unlimited live premium tech-on-call service from 5 am PST to 10 pm PST 7 days per week.  This service includes remote PC repair of any technology problem and is sold in annual or multi-year subscriptions.  Services are offered primarily through our US based agents.  This service also includes a copy of our Antivirus/Antispyware software.

CyberDefenderULTIMATE

CyberDefenderULTIMATE provides unlimited live premium tech-on-call service 24 hours per day and 7 days per week and includes our Antivirus/Antispyware software. The service is sold in annual or multi-year subscriptions. This service gives our customers access to our offshore agents.

Growth Strategy

Our strategy is to continue to grow our business by increasing our customer base, continually offering new products and services, scaling our current marketing channels, adding new marketing channels and forming new strategic alliances.

As a majority of our products and services are offered on a subscription basis, it is important for the growth of our business that customers renew their subscriptions year after year.  Historically, we have seen positive renewal numbers and we continue to work on improving the overall renewal rates through several initiatives, most notably partnering with Vindicia, a leading provider of on-demand billing solutions for online merchants.

In 2009, we added new marketing channels, which helped to establish our brands and drive new business.  We plan to scale those channels in the coming years.  First, we started marketing our products and services under the brands DoubleMySpeed, MyCleanPC, and MaxMySpeed, via direct response commercials on radio and television through our strategic partnership with GRM. Second, we launched the sale of our products in some initial retail locations via our strategic alliance with Allianex Corporation, which will eventually give us an opportunity to sell our products through over 195,000 retail locations worldwide.

Our strategic alliance with Wiley Publishing, Inc., owner of the For Dummies® trademark, allows us to launch a new line of products and services under an established brand name. This license is an exclusive license in North America to brand Internet security products under the For Dummies® brand.

Our continued investment in our call center infrastructure will allow us to provide the services that should result in increases in revenues and average revenues per user and increased endpoint security to our customers.

Customers

Our primary customers are consumers and small business who use personal computers that use the Windows operating systems.  Our customers reside primarily in the United States.  The number of our customers fluctuates due to the fact that, while we gain new customers on a daily basis, existing customers can cancel or may not renew their subscriptions.

Marketing

We sell our products directly to computer users through online marketing, direct-response marketing and retailers.  Our marketing campaigns are designed to drive new customers to our e-commerce web sites where they purchase our products and services.  Additionally, our sales staff and outsourced sales team are trained on our cross-selling and up-selling initiatives.

Competition

Internet security markets are competitive and subject to continuous technological innovation.  Our competitiveness depends on our ability to offer products that meet customers’ needs on a timely basis.  The principal competitive factors of our products are time to market, quality, price, reputation, terms of sales, customer support and breadth of product line.

Some of our competitors include Webroot Software, Sunbelt Software, Kaspersky Labs, McAfee, Symantec, TrendMicro and Computer Associates.  In addition, we may face potential competition from operating system providers and network equipment and computer hardware manufacturers.  These competitors may provide various security solutions in their current and future products and may limit our ability to penetrate these markets.  These competitors have significant advantages due to their ability to influence and control computing platforms and security layers in which our products operate.  At this time, we do not represent a competitive presence in the SSS industry.

Intellectual Property

Our software is proprietary and we make every attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws and restrictions on disclosure.

On September 22, 2005 we filed two international patent applications with the U.S. Receiving Office under the Patent Cooperation Treaty (PCT). The application titles and serial numbers are "Threat Protection Network", Application No. US2005/034205 and "System for Distributing Information Using a Secure Peer to Peer Network", Application No. US2005/034069. PCT Application No. US2005/034069 was intentionally abandoned. On April 23, 2007, we filed a national stage application for PCT Application No. US2005/034205 in the European Patent Office (EPO). The EPO Application No. is 05821356.2.

On June 29, 2009, we submitted a provisional application to the U.S. Patent and Trademark Office entitled, "System and Method for Operating an Anti-Malware Network on a Cloud Computing Platform", Provisional Application No. 61/221,477.

Our name, CyberDefender, is a registered trademark.

We also license intellectual property from third parties for use in our products and, in the future, we may license our technology to third parties.  We face a number of risks relating to intellectual property, including unauthorized use and copying of our software solutions.  Litigation may be necessary to enforce our intellectual property rights or to protect trade secrets or trademarks rights.

Employees

We currently employ 181 full time employees and 4 independent contractors.  Our employees are segmented by the following functions: corporate, development, engineering, information technology, marketing, customer service, support services, sales and finance and accounting.

Government Regulation and Probability of Affecting Business

The development of our products is generally not subject to government regulation.  However, laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent.  These regulations could affect the costs of communicating on the Internet and adversely affect the demand for our products or otherwise harm our business, results of operations and financial condition.  The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email and spyware.  Other laws and regulations, including laws or regulations that could attempt to tax Internet commerce transactions, may be adopted in the future.  This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium.

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

We were incorporated in the State of California as Network Dynamics in August 2003 and have limited historical financial data upon which to base planned operating expenses or to accurately forecast our future operating results.  We have a limited operating history which makes it difficult to evaluate our performance.  You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.  These risks include uncertainty as to whether we will be able to:

•	increase revenues from sales of our suite of Internet security products and support services;

•	successfully protect our Collaborative Internet Security Network from all security attacks;

•	successfully protect personal computers or networks against all Internet threats;

•	respond effectively to competitive pressures;

•	protect our intellectual property rights;

•	continue to develop and upgrade our technology; and

•	continue to renew our customers’ subscriptions to current and future products and services.

We incurred net losses for our last four fiscal years.  We are not certain that our operations will ever be profitable.

We incurred a net loss of $5,507,600 for the fiscal year ended December 31, 2006, a net loss of $5,866,123 for the fiscal year ended December 31, 2007, a net loss of $11,251,772 for the fiscal year ended December 31, 2008 and a net loss of $13,703,131 for the fiscal year ended December 31, 2009.  We can provide no assurance as to when, or if, we will be profitable in the future.  Even if we achieve profitability, we may not be able to sustain it.

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures.” Our disclosure controls and procedures are not effective at the reasonable assurance level due to a significant deficiency. Additionally, we have been unable to maintain effective internal controls over our financial reporting in accordance with section 404 of the Sarbanes-Oxley Act of 2002 due to a material weakness.  This could have a material adverse effect on our business and stock price.

Included in this Annual Report are reports on our disclosure controls and procedures and on our internal control over financial reporting.  As a result of deficiencies in our disclosure controls and procedures and in our internal control over financial reporting, we concluded that neither was effective as of December 31, 2009. In order to remedy these deficiencies we must appoint independent directors and engage in specific compliance training of our directors, officers and employees. We should also modify our existing accounting systems (such as by recruiting and hiring additional employees to assist with accounting functions, purchasing and installing special software and training employees in the use of it, paying for the costs of continuing education for our employees involved with accounting functions, etc.), which will entail substantial costs and take a significant period of time to complete.  We anticipate the costs of implementing these remediation initiatives will be approximately $100,000 to $125,000 per year in increased salaries and $50,000 to $100,000 per year in increased legal and accounting expenses.

  Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price and could result in our financial statements being unreliable or loss of investor confidence in our financial reports.  Additionally, failure to maintain effective internal control over our financial reporting could result in government investigation or sanctions by regulatory authorities.

We sell our products over the Internet, however such activities may not be secure. If a breach of security occurred, our reputation could be damaged and our business and results of operations could be adversely affected.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks.  Our customers authorize us to bill their credit card accounts directly for the purchase price of our products.  We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers.  There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by us to protect customer transaction data.  If any such compromise of our security were to occur, it could have a material adverse affect on our reputation and, therefore, on our business and results of operations.

During the past year our business has grown rapidly. If we do not manage this growth carefully, our business and results of operations could be adversely affected.

Since January 1, 2009, our business has grown rapidly.  Our sales increased 285% for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  Also, the number of full-time employees and consultants we employ grew from 22 full-time employees and 2 independent contractors as of December 31, 2008 to 69 full-time employees and 50 independent contractors as of December 31, 2009.  Growth of our business at this pace places a strain on our management and resources and has required, and may continue to require, the implementation of new operating systems, procedures and controls and the expansion of our facilities.  Our failure to manage our growth and expansion could adversely affect our business, results of operations and financial condition.  Failure to implement new systems effectively or within a reasonable period of time could adversely affect our business and results of operations.

We have made a significant investment in personnel and overhead in anticipation that our growth will continue. If the projections about our growth are mistaken, our operating results could be adversely affected.

During the past two years we have experienced significant growth and we believe that our growth will continue for the immediate future.   For that reason we have made significant investments in personnel and overhead.  If our growth does not continue, our operating expenses may exceed our revenue, significantly affecting our ability to continue operating.  Although we may be able to eliminate or reduce some of the expenses through a reduction in workforce or a reduction in costs, some costs such as rent could not be easily reduced. As a result, our operating results could be adversely affected.

Our Media and Marketing Services Agreement with GRM could be terminated. The termination of this agreement could adversely affect our operating results.

Pursuant to the terms of the Media and Marketing Services Agreement we entered into with GRM, GRM may terminate the agreement if there is a breach or default in performance of any obligation, unless the breach or default is cured within 15 business days following receipt of written notice from the non-breaching party; upon the discontinuance, dissolution, liquidation or winding up of the other party’s business or the insolvency of the other party; or by either party for any reason by giving the other party written notice of the termination at least 30 days prior to the effective date of termination. Additionally, after May 30, 2009, GRM is entitled to terminate the agreement upon 5 days written notice to us in the event that the average media placement costs for any 3 consecutive months during the term are less than $250,000 per month.  If we earn significant revenues from our agreement with GRM, but GRM decides to terminate the agreement, our operating results could be adversely affected.

We market our products and services through search engines (for example, Google and Yahoo!), e-mail and display advertising, affiliate marketing and direct response television and radio commercials. If we fail to market our products effectively, our sales could decline and our results of operations would be adversely affected.

We market our products and related services over the Internet, primarily through space purchased from Internet-based marketers and search engines, and via direct response television and radio commercials.  During 2009, we spent approximately 75% of our advertising budget on Internet advertising.  We cannot assure you that our advertising will perform as we anticipate or that our advertising costs will not increase significantly. If either of these events were to occur, it would have a material, adverse effect on our results of operations.

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

Some of our competitors include WebRoot Software, Kaspersky Labs and Sunbelt Software.  Many of our competitors, such as TrendMicro, McAfee and Symantec and Computer Associates have greater brand name recognition and financial, technical, sales, marketing and other resources than we do and consequently may have an ability to influence customers to purchase their products rather than ours.  Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us.  Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors.  Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we may face additional sources of competition in the future.

If we are unable to develop and maintain new and enhanced Internet security or identity protection products and support services to meet emerging industry standards, our operating results could be adversely affected.

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

With the introduction of Windows 7, the most recent operating system from Microsoft, and constant changes in the software industry as new standards and processes emerge, we are required to continually update our suite of Internet security products. While we do our best to test these products prior to their release, due to the speed with which we are required to release new or updated products to remain competitive, they could be released with errors or they may fail altogether. These errors or failures may put the users of our software at risk because their computers will not be adequately protected against spyware, viruses, spam or phishing attacks. We try to reduce this risk by constantly upgrading our software and by working closely with the creators of the operating platforms, particularly Microsoft, to make sure that our software works with the operating platform. However, if our existing suite of Internet security products and our future products fail to perform adequately or fail entirely, our operating results could be adversely affected.

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

Loss of any of our key management personnel, particularly our CEO, could negatively impact our business and the value of our common stock.

Our ability to execute our business strategy will depend on the skills, experience and performance of key members of our management team. We depend heavily on the services of Gary Guseinov, our Chief Executive Officer, Igor Barash, our Chief Product Officer and Secretary, Kevin Harris, our Chief Financial Officer, and Steve Okun, our Chief Revenue Officer. We believe that the skills of Mr. Guseinov would be particularly difficult to replace. We have long-term employment agreements with Mr. Guseinov and Mr. Harris. We have entered into an employment agreement with Mr. Barash, but it is “at-will” and does not preclude him from leaving us. While Mr. Barash and Mr. Okun continue to provide services to us, we have no guarantee that they will continue to do so for any particular period of time.

If we lose members of our key management personnel, we may be forced to expend significant time and money in the pursuit of replacements, which could result in both a delay in the expansion of our business and the diversion of limited working capital. We cannot assure you that we will find satisfactory replacements for these key management personnel at all, or on terms that are not unduly expensive or burdensome to our company. We do not maintain key man insurance policies on any of our key officers or employees.

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

A large portion of our business is the development and distribution of software.  If we do not protect our proprietary information and prevent third parties from unauthorized use of our technology, our business could be harmed.

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

Our executive officers and directors, along with their friends and family, own or control approximately 31% of our issued and outstanding common stock, which may limit the ability of our non-management shareholders, whether acting alone or together, to influence our management.  Additionally, this concentration of ownership could discourage or prevent a potential takeover that might otherwise result in our shareholders receiving a premium over the market price for our common stock.

Approximately 31% of the issued and outstanding shares of our common stock is owned and controlled by a group of insiders, including current directors and executive officers and their friends and family.  Mr. Guseinov, our Chief Executive Officer and President, owns 23% of our issued and outstanding common stock.  Such concentrated control may adversely affect the price of our common stock.  These insiders may be able to control matters requiring approval by our shareholders, including the election of directors, mergers or other business combinations.  Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions that require shareholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.  Our non-management shareholders may have no effective voice in our management.

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

Our articles of incorporation and bylaws provide, with certain exceptions as permitted by California law, that a director or officer shall not be personally liable to us or our shareholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends.  These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on our behalf against a director.  In addition, our articles of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by California law.  We have also entered into indemnity agreements with our directors and executive officers.

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

Item 2.  Properties

Our corporate office is located at 617 West 7th Street, 10th Floor, Los Angeles, California.  We hold the premises under the terms of a second amendment to a lease that was signed on September 30, 2009.  We commenced occupancy of our current space on February 1, 2010. The monthly rent for the initial 14 month period is abated.  The base rent starting in month 15 is $36,111 with increases of 3% per year thereafter through 2020.  Aside from the monthly rent, we are required to pay our share of the “Common Operating Expenses”, which are all costs and expenses (including property taxes) incurred by the landlord with respect to the operation, maintenance, protection, repair and replacement of the building in which the premises are located and the parcel of land on which the building is located.  We occupy approximately 15,876 square feet of office space, or approximately 8.26% of the building.

Item 3.  Legal Proceedings

On February 4, 2010, Scott Wade, a former employee, filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, alleging wrongful termination, disability discrimination, failure to pay wages and breach of contract.  Mr. Wade seeks an unspecified amount of damages (general and special, statutory and punitive) as well as injunctive relief and attorney’s fees and court costs.  The Company believes the threatened claim is without merit and intends to vigorously defend it.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On August 2, 2007 our common stock was approved for quotation on the OTC Bulletin Board under the symbol “CYDE”.  As of March 26, 2010 we have 25,829,675 shares of common stock issued and outstanding and we have approximately 175 record holders of our common stock.  This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

The following table sets forth, for the periods indicated, the high and low bid information per share of our common stock as reported by the OTC Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	PERIOD	HIGH	LOW

Fiscal Year Ended December 31, 2009	First Quarter	$1.23	$0.51
	Second Quarter	$3.49	$1.15
	Third Quarter	$3.20	$1.80
	Fourth Quarter	$4.79	$2.04

Fiscal Year Ended December 31, 2008	First Quarter	$1.06	$0.61
	Second Quarter	$2.00	$0.63
	Third Quarter	$1.77	$0.75
	Fourth Quarter	$1.40	$0.70

Dividends

We anticipate that any future earnings will be retained for the development of our business and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

For information relating to unregistered securities that were sold during the three months ended December 31, 2009, please see our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on November 6, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors has adopted, and our shareholders have approved, two equity incentive plans for directors, officers, consultants and employees.  The CyberDefender Corporation 2005 Equity Incentive Plan (sometimes referred to as the 2005 Stock Option Plan) was adopted by our directors and approved by our shareholders on December 31, 2004 and includes 753,609 shares of our authorized common stock.  As of December 31, 2009 there were 18 awards covering a total of 753,233 shares of our common stock outstanding under this plan.  The CyberDefender Corporation 2006 Equity Incentive Plan was adopted by our board of directors and approved by our shareholders on October 30, 2006 and includes 2,401,509 shares of our authorized common stock.  As of December 31, 2009 there were fifty-three awards covering a total of 1,103,060 shares of our common stock outstanding under this plan.

The following table illustrates information about the securities issued from these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)
	(a)	(b)	(c)

Shareholder Approved(1)	1,856,293	$1.09	1,298,825

Non-Shareholder
Approved	N/A	N/A	N/A

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

Overview

We are a provider of security software and services to the consumer and small business market. We are located in Los Angeles, California.  Our mission is to bring to market advanced solutions to protect computer users against identity theft, Internet viruses, spyware and related security threats and provide support services to assist customers with their technology needs.

We have developed a Collaborative Internet Security Network, which we refer to as earlyNETWORK, which is based on certain technology principles commonly found in a peer-to-peer network infrastructure.  A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network.  This means that when a threat is detected from a computer that is part of the earlyNETWORK™, the threat is relayed to our Early Alert Center.  The Early Alert Center tests, grades and ranks the threat, automatically generates definition and signature files based on the threat, and relays this information to the Alert Server, in some cases after a human verification step.  The Alert Server will relay the information it receives from the Early Alert Center to other machines in the earlyNETWORK™, and each machine that receives the information will, in turn, relay it to other machines that are part of the earlyNETWORK™.  This protocol allows us to rapidly distribute alerts and updates regarding potentially damaging viruses, e-mails and other threats to members of the earlyNETWORK™, without regard for the cost of the bandwidth involved.  Because cost is not a factor, updates can be continuous, making our approach significantly faster than the client/server protocols used by traditional Internet security companies that provide manual broadcast-updated threat management systems.  Computer users join the earlyNETWORK™ simply by downloading and installing our software.

Historically, our revenues were derived from subscriptions to our single software product, CyberDefender Anti-Spyware 2006, which included the initial download and one year of updates.  The license to use the software was renewed annually, with incentives for early renewals.  On November 20, 2006 we stopped licensing this product to new subscribers (although we continue to support and upgrade it for existing users).  We now offer several products and services including our core product, CyberDefender Early Detection Center V2.0.  EDC is a complete Internet security suite that protects home computer users against spam, spyware, viruses and scams.  The annual license fee varies depending on the marketing and distribution channels that we use.

On September 27, 2007, we announced the launch of CyberDefenderULTIMATE and CyberDefenderCOMPLETE.  These are bundled products that include EDC as well as support services.  CyberDefenderULTIMATE provides year round support for any software or hardware connected to a subscriber’s computer while CyberDefenderCOMPLETE provides a one time live technical support call.  These products also include 2 gigabytes of online backup.  We also offer a free Internet security toolbar called MyIdentityDefender (“MyID”).  MyID is free to use and generates revenue through search advertising. On November 20, 2008, the Company announced the launch of CyberDefender Registry Cleaner.  CyberDefender Registry Cleaner eliminates clutter and junk that builds up within a computer's registry due to the installation and removal of programs, deletion and creation of files and cached records from Web surfing.  The annual subscription rate varies depending on the marketing or distribution channels we use. Additionally, we offer stand alone technical support services available as a one-time call or as an annual subscription.

CyberDefender Early Detection Center V2.0 is typically marketed to consumers via a free download of a trial version of the software.  Using the trial version, users scan their computer for threats for free and then have the option to upgrade to a fully featured version of the software to remove the threats from their PCs, for a fee.

In the past, we marketed solely online.  The offer, to scan a computer for spyware and then pay for removal of the spyware found, was broadcast in e-mails, banners and search ads.  In 2009, we migrated to off-line marketing channels as we believe these channels are more effective in driving new business.  Specifically, we are selling our products through direct response marketing by partnering with other businesses, such as Guthy-Renker LLC, a leader in the direct response industry and Allianex, a leader in retail distribution.  Additionally, we have been expanding our product offering through the licensing of the For Dummies® brand.

The development of our newer products and services combined with the use of off-line marketing channels has resulted in a significant growth in sales, which increased 285% for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  Accompanying this growth was an expected increase in our related operating expenses as more fully described below in Result of Operations.  However, operating expenses as a percentage of sales decreased from the year ended December 31, 2009 as compared to the year ended December 31, 2008.  As a result, we achieved operating profitability in the fourth quarter of 2009.  For the full year, our expenses still exceeded our revenues.  We engaged in five offerings of our debt and/or equity securities during the 2009 fiscal year to expand our business. On March 15, 2010, we executed a non-binding term sheet with GRM, for a strategic investment of $5 million. This investment will be used to continue to grow our business.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period.  The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue recognition.  The Company sells products and services and packages that include both.

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

As part of the sales price of its software licenses, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements. EDC is in substance a subscription and the entire fee is deferred and is recognized ratably over the term of the arrangement.

Revenue is recognized immediately for the sale of products that do not require product updates and services that are performed when purchased.  Additionally, the Company recognizes the portion of the sale of bundled products and one of its services at the time of purchase when all of the elements necessary for revenue recognition have occurred.

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

During 2009, the Company also offered two products which were free to the subscriber, CyberDefender FREE 2.0 and MyIdentityDefender Toolbar. Revenues are earned from advertising networks which pay the Company to display advertisements inside the software or through the toolbar search. The Company recognizes revenue from the advertising networks monthly based on a rate determined either by the quantity of the ads displayed or the performance of the ads based on the amount of times the ads are clicked by the user. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. The Company’s obligations do not include guarantees of a minimum number of impressions.

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

Advertising Costs. The Company expenses most advertising costs as they are incurred. Beginning in the fourth quarter of 2009, per ASC Topic 340-20, Capitalized Advertising Costs, the Company began capitalizing its direct-response advertising costs and amortizing them over their expected period of future benefits, generally twelve months.

Software Development Costs.  The Company accounts for software development costs in accordance with FASB ASC Topic 985, “Software.” Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There have been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development expense.

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

Contractual Obligations

We are committed under the following contractual obligations:

	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt obligations	$2,214,000	$—	$2,214,000	$—	$—
Capital lease obligations	$22,391	$9,447	$12,944	$—	$—
Operating lease obligations	$4,449,789	$24,503	$772,475	$925,315	$2,727,496

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

The following table summarizes our GAAP revenue and deferred revenue for each quarter of the two most recently completed fiscal years.

Quarter Ended	Net Revenue	Deferred Revenue
31-Mar-08	$475,046	$1,019,071
30-Jun-08	742,862	$1,673,889
30-Sep-08	1,202,715	$3,220,738
31-Dec-08	2,467,136	$4,552,953
Fiscal Year 2008 Totals	$4,887,759

31-Mar-09	$3,191,630	$6,687,198
30-Jun-09	3,686,644	$8,139,384
30-Sep-09	4,427,404	$9,656,352
31-Dec-09	7,536,215	$10,779,146
Fiscal Year 2009 Totals	$18,841,893

The following table summarizes our gross sales by category for each quarter of the two most recently completed fiscal years.

Quarter Ended	Software		Services		Ancillary		Renewals		Total
31-Mar-08	$147,423	27%	$68,597	12%	$20,496	4%	311,470	57%	$547,986
30-Jun-08	680,606	44%	300,939	20%	106,033	7%	445,790	29%	1,533,368
30-Sep-08	1,652,904	53%	853,629	27%	261,208	8%	358,434	12%	3,126,175
31-Dec-08	2,107,307	54%	1,493,234	38%	335,520	8%	-	0%	3,936,061
Fiscal Year 2008 Totals	$4,588,240	50%	$2,716,399	30%	$723,257	8%	$1,115,694	12%	$9,143,590

31-Mar-09	$2,475,095	40%	$2,645,857	43%	$606,051	10%	$463,948	7%	$6,190,951
30-Jun-09	2,501,266	40%	2,678,978	43%	584,144	9%	466,747	8%	6,231,135
30-Sep-09	2,666,274	40%	2,915,731	43%	461,120	7%	699,068	10%	6,742,193
31-Dec-09	4,401,569	45%	3,705,830	38%	982,460	10%	717,949	7%	9,807,808
Fiscal Year 2009 Totals	$12,044,204	42%	$11,946,396	41%	$2,633,775	9%	$2,347,712	8%	$28,972,087

The tables above indicate an upward trend in gross sales, GAAP revenue and deferred revenue resulting from our focus on promoting our new products and services and the addition of our new marketing channels, as discussed below.  We cannot guarantee that this upward trend will continue, even with increased spending on advertising.

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008

Revenue

			Change in
	2009	2008	$	%
Revenue	$18,841,893	$4,887,759	$13,954,134	285%

This increase in net revenue was primarily attributable to the increase in new product sales and services that have resulted from our expanded product offerings as well as an increase in direct advertising expenditures associated with customer acquisition and an increase in renewals as a result of our larger customer base.

Cost of Sales

			Change in
	2009	2008	$	%
Cost of Sales	$4,182,462	$767,115	$3,415,347	445%

This increase in cost of sales was primarily attributable to the increase in sales of our technical support service products which were primarily serviced by a third party, an increase in sales of the CD-ROMs that backup our EDC software and sales of third party products that require a per sale royalty.

Operating Expenses

Advertising

			Change in
	2009	2008	$	%
Advertising	$13,081,509	$7,106,455	$5,975,054	84%

Advertising costs are comprised primarily of media and channel fees, including online and offline advertising and related functional resources. Media and channel fees fluctuate by channel.  This increase was primarily attributable to the launch of our new products, expanding our direct marketing efforts to include traditional media, such as radio and television, and our decision to use advertising as a customer acquisition strategy. Advertising purchased from four vendors accounted for 68% and 92% of the Company’s total advertising expense for the years ended December 31, 2009 and 2008, respectively.

Product Development

			Change in
	2009	2008	$	%
Product Development	$1,851,931	$530,010	$1,321,921	249%

Product development expenses are primarily comprised of research and development costs associated with the continued development of our products. This increase is primarily attributable to the increase in the number of products offered and the ongoing support and improvement of these products.

Selling, General and Administrative

			Change in
	2009	2008	$	%
S,G & A	$6,566,661	$3,727,253	$2,839,408	76%

Selling, general and administrative expenses are primarily comprised of salaries and wages, third party credit card processing fees, legal and professional fees, rent and other normal operating expenses.

This increase was primarily attributable to two factors.  The first is an increase in third party credit card processing fees due to the increase in sales. The second is an increase in salaries and wages due to the increase in staffing required as a result of the increase in sales.  Additionally, there was an overall increase in all areas due to the increased sales activities in the current period.  S,G & A has decreased as a percentage of net sales to 35% for the year ended December 31, 2009 from 76% for the year ended December 31, 2008.

Investor Relations and Other Related Consulting

			Change in
	2009	2008	$	%
Investor relations and other related consulting	$3,203,788	$1,265,616	$1,938,172	153%

This increase was primarily attributable to the value of warrants issued to various consultants for investor relation services and creative services during the period as more fully described in the notes to the financial statements.

Loss From Operations

			Change in
	2009	2008	$	%
Loss from operations	$10,081,575	$8,548,098	$1,533,477	18%

This increase in Loss from operations was primarily attributable to the significant increases in advertising, selling, general and administrative costs and the value of warrants granted for investor relations and consulting services, as more fully described above, offset by the increase in net revenue.

Other Income/(Expense)

Change in fair value of derivative liabilities

			Change in
	2009	2008	$	%
Change in fair value of derivative liabilities	$109,058	$-0-	$109,058	100%

As more fully described in the notes to the financial statements, on January 1, 2009 we adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” that apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative.  As such, we were required to reclassify certain amounts from the equity section of the balance sheet to the liabilities section.  In addition, the value of these instruments must be reassessed by us as of each balance sheet date.  In August 2009, the Company obtained waivers from the warrant and note holders that forever waive, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of certain anti-dilution provisions included in the warrants and notes. As a result of obtaining the waivers, the warrants and notes are now afforded equity treatment. The change in fair value of these instruments for the year ended December 31, 2009 resulted in a gain of $109,058.

Interest expense, net

			Change in
	2009	2008	$	%
Interest expense, net	$3,729,814	$2,486,334	$1,243,480	50%

The increased interest expense was primarily attributable to the issuance of additional warrants as part of a warrant tender offer that we completed on August 17, 2009, the amortization of debt discounts and deferred financing costs and interest on the 10% Convertible Promissory Notes and the vesting of the GRM warrants offset by the decrease in the interest and amortization expense related to our 10% Secured Debentures and our 7.41% Original Issue Discount Notes.

Liquidity and Capital Resources

In November 2006 we changed our operating strategy by deciding to introduce a suite of security products instead of just a single product.    This change in our business resulted in a significant decrease in our revenues from 2006 to 2007 since we stopped selling our CyberDefender AntiSpyware 2006 product while we developed and rolled-out our new products.  Since late 2007, we have launched several new products and services and subsequently our revenues have been increasing on a quarterly basis since January 2008, with the Company reporting positive operating income for the quarter ended December 31, 2009.

To help with our cash flow, we occasionally sell our debt or equity securities.  We currently have outstanding $2,214,000 in principal amount of our 8% convertible debt securities.  According to the terms of these debentures, the principal amount and all accrued interest is due on April 1, 2011.

At December 31, 2009, we had cash totaling $3,357,510.  In the fiscal year ended December 31, 2009, we generated positive cash flows of $2.6 million.  In addition, on March 15, 2010, we executed a non-binding term sheet with GRM, for a strategic investment of $5 million into the Company.  The investment is to be in the form of a 9% convertible promissory note due 24 months from issuance. The note will not be convertible during the first 180 days after its issuance.  If the note is not repaid within the first 180 days, then it would become convertible into common stock at $3.50 per share.  CyberDefender would have the right to prepay the note without penalty during the first 180 days.

Cash provided/(used) during the fiscal year ended December 31, 2009 included:

Operating Activities

Net cash used in operating activities during the fiscal year ended December 31, 2009 was primarily the result of our net loss of $13.7 million.  Net loss for the fiscal year ended December 31, 2009 was adjusted for non-cash items such as amortization of debt discount of $1.2 million, compensation expense for vested stock options of $0.3 million, amortization of deferred financing fees of $0.4 million, shares and warrants issued for penalties and interest of $1.4 million, shares and warrants issued for services of $3.2 million and warrants issued in connection with our warrant tender offer of $0.5 million. Other changes in working capital accounts include an increase in restricted cash of $1.6 million, an increase in accounts receivable of $0.3 million, an increase in prepaid and other assets of $0.2 million, an increase in deferred charges of $5.2 million, an increase in accounts payable and accrued expenses of $1.7 million and an increase of $6.2 million in deferred revenue resulting from higher new customer and renewal sales.

Our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers.  In 2009 and 2008, we did not make any significant changes to our payment terms for our customers, which are generally credit card based.

The increase in cash related to accounts payable and accrued expenses was $1.7 million.  Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable.  We typically pay our vendors and service providers in accordance with invoice terms and conditions.  The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.  In the fiscal years ended December 31, 2009 and 2008, we did not make any significant changes to the timing of payments to our vendors.

Our working capital deficit at December 31, 2009, defined as current assets minus current liabilities, was $3.9 million as compared to a working capital deficit of $7.8 million at December 31, 2008.  The increase in working capital of approximately $3.9 million from December 31, 2008 to December 31, 2009 was primarily attributable to an increase in cash of $2.6 million, an increase in restricted cash of $1.6 million, an increase in deferred charges of $5.2 million, a decrease in the current portion of notes payable of $2.4 million offset by an increase in accounts payable and accrued expenses of $1.7 million and an increase in deferred revenue of $6.2 million, resulting from increased sales.

Investing Activities

Net cash used in investing activities during the fiscal year ended December 31, 2009 was $0.2 million, which was used for property and equipment purchases.  We expect to continue to purchase property and equipment in the normal course of our business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes in computer hardware and software used in our business.  Net cash used in investing activities during the fiscal year ended December 31, 2008 was $0 and also related to the purchase of property and equipment.

Financing Activities

Cash provided by financing activities during the fiscal year ended December 31, 2009 was primarily the result of the sale of common stock of $3.6 million, issuances of notes payable, net of commissions, totaling $2.7 million and the exercise of common stock warrants and options totaling $2.5 million.  Cash used in financing activities was for payments on capital lease obligations.  Cash provided by financing activities during the fiscal year ended December 31, 2008 was primarily the result of issuances of notes payable, net of commissions, totaling $1.0 million and the sale of stock net of offering costs totaling $1.0 million.  Cash used in financing activities was primarily used for payment of notes payable totaling $0.3 million and payments on capital lease obligations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to a significant deficiency described below.

In light of the significant deficiency described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A significant deficiency is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5), that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following significant deficiency which has caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           Internal control policies and procedures are not documented in a formalized manner.  Written documentation of disclosure controls and procedures is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have formalized documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a significant deficiency.

To address this significant deficiency, management performed additional analysis and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Significant Deficiency

We have attempted to remediate the deficiency in our disclosure controls and procedures identified above by hiring a full-time CFO, with SEC reporting experience, in January 2009 and two additional accounting personnel during 2009 to allow us to refine and document our internal controls and procedures. During the next fiscal year we also intend to implement the remediation initiatives discussed below, in the section titled “Management’s Remediation Initiatives”, which we believe will significantly strengthen our controls and procedures.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of December 31, 2009, such internal control over financial reporting was not effective.  This was due to a deficiency that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weakness.

The matter involving internal control over financial reporting that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2009.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weakness and significant deficiency and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Second, we plan to appoint outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We anticipate the costs of implementing these remediation initiatives will be approximately $100,000 to $125,000 a year in increased salaries and $50,000 to $100,000 a year in increased legal and accounting expenses.

Management believes that the appointment of outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1	Articles of incorporation of the registrant, as amended (1)

3.2	Bylaws of the registrant, as amended (1)

10.1	2005 Stock Incentive Plan (1)

10.2	Amended and Restated 2006 Equity Incentive Plan (1)

10.3	Securities purchase agreement between registrant and each purchaser identified on the signature pages thereof dated as of September 12, 2006 (1)

10.4	Employment agreement between the registrant and Gary Guseinov dated August 31, 2006 (1)**

10.5	Employment agreement between the registrant and Igor Barash dated September 1, 2003 (1)**

10.6	Employment offer between the registrant and Igor Barash dated November 23, 2005*

10.7	Employment agreement between the registrant and Igor Barash dated July 1, 2008*

10. 8	Agreement for Internet Advertising Agent Services date May 16, 2008 between the registrant and WebMetro (2)

10. 9	Consulting Agreement with Frontier Capital Partners LLC dated July 15, 2008 (3)

10.10	Form of Indemnification Agreement entered into between the registrant and Gary Guseinov, Bing Liu, Igor Barash, John LaValle and Michael Barrett (1)**

10.11	Form of Securities Purchase Agreement for the sale of Units (August 2008) (4)

10.12	Form of Warrant to Purchase Common Stock (August 2008) (4)

10.13	Common Stock Purchase Warrant issued to Newview Finance L.L.C. dated November 10, 2008 (5)

10.14	Settlement Agreement between the registrant and Patrick Hinojosa (6)

10.15	Form of 7.41% Senior Secured Note (7)

10.16	Form of Registration Rights Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes (7)

10.17	Form of Amended and Restated Security Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes (7)

10.18	Form of Securities Purchase Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes (7)

10.19	Form of Common Stock Purchase Warrant issued in conjunction with the sale of 7.41% Senior Secured Notes (7)

10.20	Lease Agreement dated October 19, 2007 between the registrant and 617 7th Street Associates, LLC (8)

10.21	Form of Securities Purchase Agreement (November 25, 2008/December 5, 2008) (9)

10.22	Form of 10% Convertible Promissory Note (November 25, 2008/December 5, 2008) (9)

10.23	Form of Common Stock Purchase Warrant (November 25, 2008/December 5, 2008) (9)

10.24	Form of Registration Rights Agreement (November 25, 2008/December 5, 2008) (9)

10.25	Form of Subordination Agreement (November 25, 2008/December 5, 2008) (9)

10.26	Consent and Waiver Agreement dated November 21, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (November 25, 2008/December 5, 2008) (9)

10.27	Amended and Restated Consent and Waiver dated August 19, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (10)

10.28	Consent and Waiver dated September 22, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (10)

10.29	Warrant to Purchase Common Stock issued to Guthy-Renker Match LLC (7)

10.30	Employment Agreement between the registrant and Kevin Harris (7) **

10.31	Amendment to Lease Agreement dated January 30, 2009 between the registrant and 617 7th Street Associates, LLC (7)

10.32	Media and Marketing Services Agreement with GR Match, LLC (7)

10.33	Securities Purchase Agreement dated June 3, 2009 between the registrant and GR Match, LLC(9)

10.34	First Amendment to Media and Marketing Services Agreement dated June 4, 2009 between the registrant and GR Match, LLC(9)

10.35	Indemnification Agreement dated July 21, 2009 between the registrant and Bennet Van de Bunt(10)

10.36	First Amendment dated October 26, 2009 to Securities Purchase Agreement between the registrant and GR Match, LLC(11)

10.37	Second Amendment dated October 26, 2009 to Media and Marketing Services Agreement between the registrant and GR Match, LLC(11)

10.38	Indemnification Agreement dated January 1, 2010 between the registrant and Luc Vanhal(12)

10.39	Consulting Agreement dated April 1, 2009 between the registrant and SCP Holdings LLC(13)

10.40	Consent and Waiver Agreement dated April 23, 2009(13)

10.41	Securities Purchase Agreement dated June 10, 2009 between the registrant and Shimski LP(13)

10.42	Amended and Restated Warrant to Purchase Common Stock issued to GR Match LLC on May 6, 2009(13)

10.43	Warrant to Purchase Common Stock issued to GR Match LLC on May 6, 2009(13)

10.44	Warrant to Purchase Common Stock issued to GR Match LLC on May 6, 2009(13)

10.45	Amendment to Lease Agreement dated September 30, 2009 between the registrant and 617 7th Street Associates, LLC *

23.1	Consent of KMJ Corbin & Company LLP*

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

*	Filed herewith.

**	Denotes an agreement with management.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2, file no. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2008.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008.

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2008.

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(6)
Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.  This document is the subject of a confidential treatment request therefore portions of it have been redacted. A full copy of the document has been filed separately with the Securities and Exchange Commission.

(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2008.

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2007.

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008.

(10)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.

(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2009.

(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2010.

(13)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERDEFENDER CORPORATION

Date: March 31, 2010	By:	/s/ Gary Guseinov
Gary Guseinov
Chief Executive Officer

By:	/s/ Kevin Harris
Kevin Harris
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 31st day of March 2010.

SIGNATURE, TITLE

/s/ Gary Guseinov

Gary Guseinov
President, Chief Executive Officer, and Director

/s/ Kevin Harris

Kevin Harris
Chief Financial Officer

/s/ Igor Barash

Igor Barash
Director

  CYBERDEFENDER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CyberDefender Corporation

We have audited the accompanying balance sheets of CyberDefender Corporation (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CyberDefender Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  KMJ Corbin & Company LLP

KMJ Corbin & Company LLP

Costa Mesa, California
March 31, 2010

CYBERDEFENDER CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$3,357,510	$779,071
Restricted cash	1,565,841	15,000
Accounts receivable	489,464	204,635
Deferred financing costs, current	191,566	324,200
Prepaid expenses	302,291	674,478
Deferred charges, current	5,629,288	811,542

Total Current Assets	11,535,960	2,808,926

PROPERTY AND EQUIPMENT, net	242,927	94,883
DEFERRED FINANCING COSTS, net of current portion	47,892	-
DEFERRED CHARGES, net of current portion	609,904	239,983
OTHER ASSETS	67,605	26,196

Total Assets	$12,504,288	$3,169,988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,893,186	$3,798,645
Accrued expenses	862,023	384,974
Deferred revenue, current	9,662,030	4,025,026
Convertible notes payable, net of discount	-	2,421,529
Capital lease obligations, current	9,410	27,291

Total Current Liabilities	15,426,649	10,657,465

DEFERRED RENT	65,938	-
DEFERRED REVENUE, less current portion	1,117,116	527,927
CONVERTIBLE NOTES PAYABLE, net of discount	1,593,000	-
CAPITAL LEASE OBLIGATIONS, less current portion	9,708	16,776

Total Liabilities	18,212,411	11,202,168

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 25,673,967 and 17,350,798 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	16,595,314	6,381,921
Additional paid-in capital	16,488,488	11,398,623
Accumulated deficit	(38,791,925)	(25,812,724)

Total Stockholders’ Deficit	(5,708,123)	(8,032,180)

Total Liabilities and Stockholders’ Deficit	$12,504,288	$3,169,988

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUES:
Net sales	$18,841,893	$4,887,759

COST OF SALES	4,182,462	767,115

GROSS PROFIT	14,659,431	4,120,644

OPERATING EXPENSES:
Advertising	13,081,509	7,106,455
Product development	1,851,931	530,010
Selling, general and administrative	6,566,661	3,727,253
Investor relations and other related consulting	3,203,788	1,265,616
Depreciation and amortization	37,117	39,408
Total Operating Expenses	24,741,006	12,668,742

LOSS FROM OPERATIONS	(10,081,575)	(8,548,098)

OTHER INCOME/(EXPENSE):
Change in fair value of derivative liabilities	109,058	-
Loss on registration rights agreement	-	(216,540)
Interest expense, net	(3,729,814)	(2,486,334)
Total Other Expenses, net	(3,620,756)	(2,702,874)

LOSS BEFORE INCOME TAX EXPENSE	(13,702,331)	(11,250,972)

INCOME TAX EXPENSE	800	800

NET LOSS	$(13,703,131)	$(11,251,772)

Basic and fully diluted net loss per share	$(0.63)	$(0.72)

Weighted Average Shares Outstanding:
Basic and fully diluted	21,890,656	15,562,790

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2007	13,994,597	$4,788,349	$7,105,428	$(14,560,952)	$(2,667,175)
Sale of shares with warrants attached, net of cash issuance costs of $112,757	1,155,500	139,504	903,239	—	1,042,743
Issuance of shares and warrants for services	300,000	393,673	1,873,110	—	2,266,783
Issuance of shares for penalties and interest	271,091	253,081	—	—	253,081
Value of warrants issued in association with debt	—	—	83,590	—	83,590
Conversion of OID notes and accrued interest	744,749	125,096	619,653	—	744,749
Conversion of convertible notes and accrued interest	796,876	681,683	115,193	—	796,876
Value of warrants and beneficial conversion feature of convertible notes payable	—	—	445,467	—	445,467
Cashless warrant exercise	37,985	—	—	—	—
Exercise of stock options	50,000	535	—	—	535
Compensation expense on vested options	—	—	252,943	—	252,943
Net loss	—	—	—	(11,251,772)	(11,251,772)
Balance at December 31, 2008	17,350,798	6,381,921	11,398,623	(25,812,724)	(8,032,180)

Sale of shares	1,975,360	3,606,880	—	—	3,606,880
Value of warrants and beneficial conversion feature of convertible notes payable	—	—	1,074,367	—	1,074,367
Issuance of shares and warrants for services	94,628	104,091	1,726,087	—	1,830,178
Issuance of shares and warrants for penalties and interest	34,922	32,552	1,358,090	—	1,390,642
Conversion of convertible notes and accrued interest	3,651,973	3,942,754	—	—	3,942,754
Exercise of stock warrants	2,265,607	2,247,138	—	—	2,247,138
Exercise of stock options	300,679	279,978	—	—	279,978
Compensation expense on vested options	—	—	308,776	—	308,776
Issuance of warrants in connection with warrant tender offer	—	—	548,728	—	548,728
Reclassification of derivatives to liabilities	—	—	(7,065,940)	723,930	(6,342,010)
Reclassification of derivatives to equity	—	—	7,139,757	—	7,139,757
Net loss	—	—	—	(13,703,131)	(13,703,131)
Balance at December 31, 2009	25,673,967	$16,595,314	$16,488,488	$(38,791,925)	$(5,708,123)

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,703,131)	$(11,251,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on registration rights agreement	-	216,540
Amortization of debt discount	1,169,026	1,322,379
Depreciation and amortization	37,117	39,408
Compensation expense from vested stock options	308,776	252,943
Amortization of deferred financing costs	423,589	702,061
Shares and warrants issued for penalties and interest	1,390,642	253,081
Shares and warrants issued for services	3,203,788	2,266,783
Warrants issued in connection with warrant tender offer	548,728	-
Change in fair value of derivative liabilities	(109,058)	-
Changes in operating assets and liabilities:
Restricted cash	(1,550,841)	(15,000)
Accounts receivable	(284,829)	(185,582)
Prepaid and other assets	(198,710)	(652,593)
Deferred charges	(5,187,667)	(1,010,965)
Other assets	(41,409)	(99)
Accounts payable and accrued expenses	1,741,619	3,059,002
Deferred revenue	6,226,193	3,923,511
Cash Flows Used In Operating Activities	(6,026,167)	(1,080,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(185,161)	(2,286)
Cash Flows Used In Investing Activities	(185,161)	(2,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and convertible notes payable, net of commissions	2,680,720	954,300
Principal payments on notes payable	-	(349,000)
Principal payments on capital lease obligations	(24,949)	(23,913)
Proceeds from exercise of stock options	279,978	535
Proceeds from exercise of stock warrants	2,247,138	-
Proceeds from sale of stock, net of cash issuance costs	3,606,880	1,042,743
Cash Flows Provided by Financing Activities	8,789,767	1,624,665

NET INCREASE IN CASH	2,578,439	542,076

CASH, beginning of year	779,071	236,995

CASH, end of year	$3,357,510	$779,071

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$39
Cash paid for interest	$102,338	$36,203

Supplemental schedule of non-cash financing activities:
Property and equipment acquired through capital lease obligation	$-	$2,362
Discount on notes payable	$923,801	$83,590
Warrants issued in connection with sale of stock	$-	$903,239
Conversion of notes payable and accrued interest to common stock and warrants	$3,942,754	$1,541,625
Warrants issued in connection with debt conversion	$-	$445,467
Convertible notes payable issued as payment for accrued interest and penalties	$-	$440,784
Warrants issued for placement fees with convertible debt	$150,566	$-
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$7,065,940	$-
Cumulative effect of accounting change to retained earnings for derivative liabilities	$723,930	$-
Reclassification of derivatives to equity	$7,139,757	$-
Value of warrants and embedded conversion features recorded to derivative liabilities	$906,805	$-

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The Company, based in Los Angeles, California, is a provider of security software and services to the consumer and small business market. The Company develops, markets and licenses security software and related services. The Company’s goal is to bring to market advanced solutions to protect computer users against identity theft, Internet viruses, spyware, and related computer threats. The Company markets its products directly to consumers.

The Company sells a suite of products and services that includes anti-malware software, a registry cleaner, technical support and identity protection services.  The Company markets its products through multiple channels including internet, radio, television and retail.

Reclassification

To conform to the current year’s presentation, as a result of management’s continuing analysis of its financial reporting, the Company consolidated its 2008 Accrued expenses – registration rights agreement account with Accrued expenses on the balance sheet. Additionally, the Company reclassified $15,000 from Prepaid expenses to Restricted cash. These reclassifications had no effect on the previously reported net loss for 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, collectibility of accounts receivable, recoverability of prepaid expenses, deferred charges and property and equipment, value of shares and options/warrants granted, valuation of deferred tax assets and recognition of revenue. Actual results could differ from those estimates and assumptions.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets ranging from three to ten years, using the straight-line method. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the lease.

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

Fair Value of Financial Instruments

The Company cannot determine the estimated fair value of its convertible notes payable as instruments similar to the convertible notes payable could not be found. Other than this item, the Company believes the carrying value of financial instruments approximates their fair value.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company sells a combination of products, services and packages that include both.

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

As part of the sales price of its software licenses, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements. Certain of the Company’s software licenses are in substance a subscription and the entire fee is deferred and is recognized ratably over the term of the arrangement.

Revenue is recognized immediately for the sale of products that do not require product updates and services that are performed when purchased.  Additionally, the Company recognizes the portion of the sale of bundled products and one of its services at the time of purchase when all of the elements necessary for revenue recognition have occurred.

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

The Company also offers MyIdentityDefender Toolbar free to the subscriber and still supports CyberDefender FREE 2.0 although it is no longer offered to new subscribers.. Revenues are earned from advertising networks which pay the Company to display advertisements inside the software or through the toolbar search. The Company recognizes revenue from the advertising networks monthly based on a rate determined either by the quantity of the ads displayed or the performance of the ads based on the amount of times the ads are clicked by the user. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. The Company’s obligations do not include guarantees of a minimum number of impressions.

Deferred Charges

The Company uses a third party to provide technical support services associated with the CyberDefenderULTIMATE product.  The costs associated with this service are deferred and amortized against the recognition of the related sales revenue.

Advertising Costs

The Company expenses most advertising costs as they are incurred. Beginning in the fourth quarter of 2009, per ASC Topic 340-20, Capitalized Advertising Costs, the Company began capitalizing its direct-response advertising costs and amortizing them over their expected period of future benefits, generally twelve months. As of December 31, 2009 and 2008, $2.3 million and $0, respectively, of capitalized advertising costs were recorded in Deferred charges on the accompanying balance sheets.

Reserves for Product Returns

The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs when a customer contacts their issuing credit card company directly to request a refund instead of contacting the Company.  The Company’s third party processor is notified of any chargebacks by the issuing credit card company.  The third party processor reduces the amounts due to the Company as a result of any chargeback.  A majority of chargebacks occur within 30 days of the sale event and are recorded prior to closing the previous month’s accounting records.  The Company may voluntarily accept returns from a customer after 30 days of purchase. The returns are charged against revenues upon receipt. As of December 31, 2009 and 2008, the Company had $0 accrued for customer returns and chargebacks, based on historical returns.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Risk

We derive a majority of our net revenue from our security software and services. The market in which we operate is highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results.

As of December 31, 2009, all of our cash was maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (“FDIC”) which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. As of December 31, 2009, the Company had a balance of approximately $3,366,000 in excess of the FDIC limit.

Advertising expenses that are expensed as incurred consist primarily of various forms of media purchased from Internet-based marketers and search engines. For the years ended December 31, 2009 and 2008, advertising expense amounted to $13,081,509 and $7,106,455, respectively.  Advertising purchased from four vendors accounted for 68% and 92% of the Company’s total advertising expense for the years ended December 31, 2009 and 2008, respectively.

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

FASB ASC Topic 740 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company does not have any unrecognized tax benefits as of December 31, 2009 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2009.

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

Derivative Instruments

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the year ended December 31, 2009, the Company issued 1,192,000 common stock purchase warrants that contained features that required the Company to record their fair value as a derivative liability.  In addition, the value related to the embedded conversion feature of convertible notes issued during the year ended December 31, 2009 was also recorded as a derivative liability. The fair value of these common stock purchase warrants and the embedded conversion feature on their respective value date for the year ended December 31, 2009 was $906,805.  We recognized income of $109,058 from the change in fair value of the outstanding warrants and embedded conversion feature for the year ended December 31, 2009.

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

Fair Value Measurements

In September 2006, the FASB issued guidance now codified as ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. On January 1, 2008, the Company adopted the provisions of ASC Topic 820, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which the Company adopted on January 1, 2009. The implementation of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2009.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

In accordance with FASB ASC Topic 260, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2009 and 2008, there were 16,139,945 and 14,807,513 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

Segment Disclosures

The Company operates in one segment and its chief operating decision maker is its chief executive officer.

Subsequent events

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes (see Note 10).

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before December 31, 2009 which are applicable to the Company.

In September 2009, the FASB issued an update to its accounting guidance regarding multiple-deliverable revenue arrangements. The guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company expects to adopt this guidance on January 1, 2010 and does not expect this guidance to have a material impact on its financial statements.

In October 2009, the FASB issued an update to its accounting guidance regarding software revenue recognition. The guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in FASB ASC Topic 985, “Software.” In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 but may be early adopted. The Company expects to adopt this guidance on January 1, 2010 and does not expect this guidance to have a material impact on its financial statements.

In January 2010, the FASB issued an update to its accounting guidance regarding fair value measurement and disclosure. The guidance affects the disclosures made about recurring and non-recurring fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010.  Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2 – RESTRICTED CASH

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral.  The amount of the deposit is at the discretion of the financial institution and as of December 31, 2009 and 2008 was $10,000 and $15,000, respectively. Under a separate credit card processing agreement with a different financial institution, the Company is also required to maintain a security reserve deposit as collateral. The amount of the deposit is currently based on 10% of the six-month rolling sales volume and was approximately $1.3 million and $0 as of December 31, 2009 and 2008, respectively. The security reserve deposit is funded by the institution withholding a portion of daily cash receipts from Visa and MasterCard transactions.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2009	2008
Furniture and fixtures	$121,370	$121,370
Leasehold improvements	169,661	—
Office equipment	97,227	88,294
Software	17,333	10,766
	405,591	220,430
Less accumulated depreciation and amortization	(162,664)	(125,547)
Property and equipment, net	$242,927	$94,883

NOTE 4 - INCOME TAXES

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

Components of the net deferred tax asset as of December 31, 2009 and 2008 are approximately as follows:

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$8,890,000	$5,184,000
Stock compensation expense	453,000	295,000
Accrued liabilities	48,000	60,000
Contingent liabilities	11,000	20,000
Accounts payable	19,000	19,000
AMT credit carryforwards	6,000	17,000
Deferred revenue	420,000
Charitable contribution carryforwards	-	9,000
Total gross deferred tax assets	9,847,000	5,604,000
Deferred tax liabilities
Depreciation/amortization	(23,000)	(13,000)
Deferred royalty	-	(9,000)
Total gross deferred tax liabilities	(23,000)	(22,000)
Net deferred tax asset	9,824,000	5,582,000
Less valuation allowance	(9,824,000)	(5,582,000)
Net deferred tax assets	$-	$-

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4 - INCOME TAXES (continued)

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Federal tax benefit rate	-34.0%	-34.0%
State tax benefit, net of federal benefit	-	-1.8%
Loan discount accretion	2.9%	3.9%
Investment banking fees	-	5.6%
Warrants issued	7.9%	7.3%
Other	-2.5%	6.1%
Valuation allowance	25.7%	12.9%
Effective income tax rate	-	-

The change in the valuation allowance for the years ended December 31, 2009 and 2008 was approximately $4,242,000 and $1,471,000, respectively.

At December 31, 2009, the Company had federal and state net operating loss carryforwards of $23,643,000 and $23,530,000 available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2015.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Stock

On October 18, 2007, the Company began an offering of units. Each unit consisted of 25,000 shares of common stock and a warrant to purchase 18,750 shares of common stock at an exercise price of $1.25 per share. The purchase price was $25,000 per unit. The warrants have a term of five years. Pursuant to the warrant agreements, from and after the warrant issue date, in the event the Company sells common stock for less than the exercise price or issues securities convertible into or exercisable for common stock at a conversion price or exercise price less than the exercise price (a “Dilutive Issuance”), then the exercise price shall be multiplied by a fraction, the numerator of which is the number of shares of common stock sold and issued at the closing of such Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of such Dilutive Issuance would purchase at the exercise price, and the denominator of which is the number of shares of common stock issued and outstanding on the date of such Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of such Dilutive Issuance. As of April 1, 2009, the holders of the warrants have waived their rights to any adjustments to the exercise price as a result of a Dilutive Issuance (see Note 1).

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

 NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

During February and March 2008, the Company raised $175,000 through this offering and issued 175,000 shares of common stock and warrants to purchase 131,250 shares of common stock.  The warrants issued in connection with the units were valued at $118,058 using the Black-Scholes option pricing model.  Issuance costs consisted of a 7% cash fee and an additional warrant to purchase 8,750 shares of common stock with an exercise price of $1.00 per share valued at $7,895 using the Black-Scholes option pricing model.  In May 2008, the Company updated the agreement prospectively with the placement agent to increase both the cash and warrant placement fees from 7% to 9% as well as to provide to the placement agent a 2.5% cash expense allowance. From June through August 2008, the Company issued 980,500 shares and raised $867,743, net of placement fees, through this offering. The 735,375 warrants issued in connection with the units were valued at $740,369 using the Black-Scholes option pricing model. Issuance costs included additional warrants at $1.00 per share to purchase 9% of the number of shares of common stock sold in the offering, valued at $83,573.

On February 12, 2008, the Company entered into a consulting agreement with New Castle Consulting. Pursuant to this agreement, New Castle provided investor relations services to the Company for a period of six months in exchange for payment of $4,500, which was made in conjunction with the execution of the agreement, a monthly fee of $4,500, the payment of which began in March 2008, the issuance of 100,000 shares of restricted common stock valued at $100,000 and an indemnity.  As the shares were unforfeitable upon issuance and there was no guarantee of future benefit to be provided, the value of the shares was expensed upon issuance to investor relations and other related consulting expense.

On February 14, 2008, the Company entered into a consulting agreement with Kulman IR. Pursuant to this agreement, Kulman was to provide investor relations services to the Company for a period of 12 months in exchange for a monthly fee of $3,500, the issuance of 100,000 shares of restricted common stock valued at $100,000, the payment of pre-approved expenses incurred by Kulman in discharging its obligations under the agreement and cross-indemnities. Regarding the stock that was issued, 50,000 shares vested immediately, 25,000 shares vested on August 7, 2008 and the remaining 25,000 shares were to vest on October 7, 2008. During August 2008, the Company terminated the agreement and cancelled the 25,000 unvested shares. As there was no guarantee of future benefit to be provided, the value of the shares was expensed upon issuance to investor relations and other related consulting expense.

On July 15, 2008, the Company entered into a consulting agreement with Frontier Capital Partners L.L.C. (“Frontier”) pursuant to which Frontier agreed to provide investor relations and other business advisory services. The agreement term was three months, but the agreement could be terminated by either party upon five days written notice. The agreement also includes provisions allowing immediate termination in the event of dissolution, bankruptcy or insolvency and for cause. The Company agreed to issue to Frontier 125,000 shares of its restricted common stock as compensation for these services. 75,000 of these shares, valued at $81,000, were issued immediately (upon execution of the agreement) and were deemed to be a non-refundable retainer. The remaining 50,000 shares, valued at $63,000, were issued 46 days after execution of the agreement. As the shares were unforfeitable upon issuance and there was no guarantee of future benefit to be provided, the value of the shares was expensed upon issuance to investor relations and other related consulting expense.

On August 14, 2008, a holder of warrants to purchase 98,121 shares of common stock of the Company at a price of $1.01 per share exercised the warrants under Section 3(c) of the warrant document which allows for cashless exercise of the warrants. As a result, the Company issued 37,985 shares of its common stock.

During 2009, nine investors exercised warrants to purchase 393,989 shares of common stock exercisable at $1.00 to $1.01 per share.  The warrants were exercised pursuant to the cashless provision contained in the warrants and as such, the Company issued 234,447 shares to the investor.

During 2009, eight investors exercised warrants to purchase 192,208 shares of common stock exercisable at $1.00 to $1.25 per share.  The Company received proceeds of $238,958.

In February 2009, the Company issued 94,628 shares of restricted common stock valued at $1.10 per share to a vendor as settlement for past services rendered.

On June 4, 2009, the Company closed the sale and issuance of 1,142,860 shares of common stock to GR Match, LLC (“GRM”), a subsidiary of Guthy-Renker LLC, for an aggregate purchase price of $2,000,005, of which $400,000 (the “Commercial Funds”) must be used for the creation and production by GRM of television commercials advertising the Company’s products and services, and the balance of which the Company will use for general working capital. At December 31, 2009, the balance of the Commercial Funds of $161,153 was recorded in prepaid expenses on the accompanying balance sheet. Pursuant to the terms of the Securities Purchase Agreement documenting the transaction, GRM has demand and piggyback registration rights with respect to the shares. Also, in the event the Company sells or issues shares of its common stock or common stock equivalents at a price per share below $1.75 during the ninety days following the closing of the transaction, except for certain exempt issuances, GRM will receive additional shares of common stock in order to effectively re-price the shares at such lower price. No additional shares were issued below $1.75 during the ninety-day period.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

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

See “stock options” below for additional shares issued related to the exercise of stock options.

See Note 6 for a discussion of additional shares of common stock issued during the year ended December 31, 2009 related to the convertible notes payable.

Stock warrants

On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview agreed to provide investor relations services in exchange for a warrant to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately and 270,000 warrants were to vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009. At January 1, 2009, the Company amended the vesting schedule in the Newview warrant to vest the remaining 1,080,000 warrants on the first of each month from January 1, 2009 to June 1, 2009 at the rate of 180,000 warrants per month.  1,080,000 and 1,170,000 warrants vested during the years ended December 31, 2009 and 2008, respectively. The warrants were valued at $1,895,955, using the Black Scholes pricing model, and $974,339 and $921,616 was expensed to investor relations and other consulting expense for the years ended December 31, 2009 and 2008, respectively.

On January 17, 2009, the Company entered into a two-month consulting agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted a warrant to purchase 2,500 shares of common stock with a term of five years at an exercise price of $1.25 per share, for each month of the term of the agreement.  The fair value of these warrants was $3,753, using a Black Scholes pricing model, and was expensed to investor relations and other consulting expense.

On October 30, 2008, the Company executed a letter of intent with GRM to create, market and distribute direct response advertisements to sell the Company’s products.  GRM is responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,495 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized to prepaid expenses at the time of issuance and has been expensed over the five-month term of service. The Company expensed $570,897 and $380,598 to investor relations and other consulting expense for the years ended December 31, 2009 and 2008, respectively. The warrant included an anti-dilutive provision that reduced the exercise price of the warrant if the Company at any time while this warrant is outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement with GRM.  Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf.  During the term of the agreement, which is to continue until June 1, 2011 pursuant to the First Amendment to the agreement dated June 4, 2009, subject to certain rights of termination, GRM will be the exclusive provider of all media purchasing and direct response production services.  On June 23, 2009, because the agreement had not been terminated, the Company appointed a representative of GRM to the Company’s board of directors.  A GRM representative will continue to serve throughout the term of the agreement and for so long as GRM owns shares of the Company’s common stock or the right to purchase shares of the Company’s common stock which constitute at least 5% of the Company’s issued and outstanding common stock.

As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants described below.  None of the amended terms resulted in an accounting change to the warrant.  In conjunction with the execution of the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second five-year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share valued at $712,303 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized at the time of issuance and

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

was expensed over the five-month expected term of service to investor relations and other consulting expense.  This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a five-year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and is subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of December 31, 2009, the right to purchase 1,837,332 of the 8,000,000 Media Services Warrant shares has vested and was valued at $1,358,090 using the Black-Scholes pricing model.  The fair value of these vested shares has been expensed to interest expense as the shares represent compensation to GRM for the advancement of media costs on the Company’s behalf. The remaining 6,162,668 shares from the Media Services Warrant are not guaranteed to vest as they are contingent on GRM advancing media placement costs, therefore, these unvested warrants have not been included or accounted for as outstanding dilutive securities at December 31, 2009. These warrants included an anti-dilutive provision that reduced the exercise price of the warrants if the Company at any time while the warrants are outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

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

In November 2009, the Company amended the Media and Marketing Services Agreement with GRM. Pursuant to this amendment, if any of the warrants that have been issued to GRM are outstanding and the Company sells and issues common stock at a price per share less than the exercise price set forth in the applicable warrant, as adjusted thereunder (such issuances collectively, a “Lower Priced Issuance”), without the prior written consent of GRM, then 37.5% of any unexpired and unvested rights of GRM to purchase shares of the Company’s common stock pursuant to the Media Services Warrant shall immediately and automatically vest in full without any notice or action of GRM. As of December 31, 2009, no common stock has been issued at a price less than the exercise price of the GRM warrants.

On April 1, 2009, the Company entered into an agreement with a consultant for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vest as follows: 300,000 immediately and 50,000 per month on the 1st day of each month commencing May 1, 2009 and ending March 1, 2010. As of December 31, 2009, the right to purchase 700,000 of the 850,000 warrant shares has vested and was valued at $645,872 using the Black-Scholes pricing model.  The fair value of the vested warrants has been expensed to investor relations and other consulting expense.

On April 5, 2009, the Company entered into an agreement with a consultant for marketing related services.  The agreement had a term of three months.  The agreement provided compensation of $13,000 for month one, $14,000 for month two and $15,000 for month three.  In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  This warrant was to vest 5,000 shares per month over the term of the agreement. On May 15, 2009, the original agreement was terminated, along with the right to purchase 8,387 shares of common stock that would have vested over the remaining term of the agreement, and the Company entered into a second agreement with the consultant.  The second agreement had a term of three months and provided for compensation of $17,500 for month one, of which 50% was deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  The warrant was to vest 5,000 shares per month over the term of the second agreement. The second agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the second agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in July and August 2009, and the Company entered into a third agreement with the consultant.  The third agreement had a term of two months. The third agreement provided compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  This warrant vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus that was earned under the second agreement. The third agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. These goals were achieved and the Company issued the bonus warrant to the consultant on August 15, 2009. The fair value of the 76,613 warrant shares that were granted and vested of $127,803 was expensed to investor relations and other consulting expense.

On April 24, 2009, the Company entered into an agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted a warrant to purchase 2,500 shares of common stock at an exercise price of $1.80 per share. The fair value of the warrant was $3,453, using a Black Scholes pricing model, and was expensed to investor relations and other consulting expense.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

In May 2009, the Company began an offering to the holders of its warrants issued with “cashless exercise” provisions and/or “down-round” provisions (collectively the “Released Provisions”).  Pursuant to the offering, the warrant holders were given the opportunity to increase by 10% the number of shares of common stock covered by their warrants in exchange for extinguishing the Released Provisions from their warrants.  In order for the warrant holders to take advantage of the offer, they were required to exercise a portion of their warrant(s) and purchase for cash no less than 30% of the shares of common stock covered by their warrant(s), after giving effect to the increase.  On June 29, 2009, the Company filed a Schedule TO with the SEC covering this offering.  Per the Schedule TO, the offering was to expire on July 28, 2009.  The Schedule TO was subsequently amended and the offering was extended until August 17, 2009. The Company received $2,008,180 in proceeds, net of offering costs of $72,835, and issued 1,838,952 shares of common stock to warrant holders that participated in this offer.  Additionally, the Company issued warrants to purchase 269,681 shares of the Company’s common stock which represented the 10% increase in the shares of common stock covered by the warrants. The additional warrants were valued at $548,728, using the Black Scholes pricing model, and were expensed to interest expense.

On May 15, 2009, the Company entered into an agreement with a consultant for marketing related services.  The agreement had a term of three months and provided compensation of $17,500 for month one, of which 50% will be deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  The warrant was to vest 5,000 shares per month over the term of the agreement. The agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in June and July 2009, and the Company entered into a second agreement with the consultant.  The second agreement had a term of two months and provided for compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  This warrant vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus that was earned under the first agreement. The second agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. These goals were achieved and the Company issued the bonus warrant to the consultant on August 15, 2009. The fair value of the 70,000 warrant shares that were granted and vested of $115,684 was expensed to investor relations and other consulting expense.

On August 1, 2009, the Company entered into an agreement with a consultant for business development services related to the signing of the Wiley licensing contract.  The consultant was granted a warrant to purchase 55,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.18.  The warrant was to vest 15,000 shares at the signing of the Wiley contract, 15,000 shares at the Wiley launch and 25,000 shares at the earlier of the first anniversary date of the agreement or when sales of the Wiley branded products exceed 100,000 units. The fair value of the 15,000 vested warrant shares was $25,933 and was expensed to investor relations and other consulting expense.

On May 1, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  The agreement was amended in August 2009 to include the issuance of a warrant to purchase 5,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.25 for each month the contract remained in effect. The contract was terminated after three months.  The fair value of the 15,000 warrant shares that were granted and vested of $23,751 was expensed to investor relations and other consulting expense.

See Note 6 for additional warrants issued related to the convertible notes payable.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

The following represents a summary of the warrants outstanding at December 31, 2009 and 2008 and changes during the years then ended:

	Year Ended
	December 31, 2009			December 31, 2008
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average	Aggregate
	of	Exercise	Intrinsic	of	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Prices	Value
Outstanding and exercisable, beginning of year	11,029,890	$1.14		5,741,306	$1.05

Issued	4,421,916	$1.29		5,386,705	$1.24
Exercised	(2,425,149)	$1.12		(98,121)	1.01
Outstanding, end of year	13,026,657	$1.20	$45,517,994	11,029,890	$1.14	$1,379,311

Exercisable, end of year	12,836,657	$1.19	$45,000,494	9,949,890	$1.13	$1,357,711

The following table summarizes information about warrants outstanding at December 31, 2009:

Exercise Price	Number of Warrant Shares	Weighted Average Remaining Contractual Life (Years)
$ 1.00	2,778,090	1.85
$ 1.01	700,306	5.91
$ 1.20	324,875	3.00
$ 1.25	8,948,396	3.44
$ 1.80	2,500	4.31
$ 1.83	125,000	4.38
$ 2.05	77,490	4.73
$ 2.18	55,000	2.72
$ 2.25	15,000	4.64

	13,026,657

The weighted average grant date fair value of warrants granted during the years ended December 31, 2009 and 2008 was $0.91 and $0.92 per share. As of December 31, 2009, 150,000 shares of common stock covered by a warrant, with an estimated remaining value of $139,113, will vest over the next three months. The weighted average remaining life of the vested warrants is 3.24 years.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

The Company’s common stock purchase warrants do not trade in an active securities market, therefore, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2009 and 2008:

	2009	2008
Annual dividend yield	0.0%	0.0%
Average expected life (years)	2.07-5.10	3.00-5.00
Risk-free interest rate	1.46-3.72%	3.81-4.52%
Expected volatility	85-103%	99-148%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for the prior year. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on 5-year to 10-year U.S. Treasury securities.

Stock options

In January 2005, the Company adopted the CyberDefender Corporation 2005 Stock Option Plan (sometimes called the CyberDefender Corporation 2005 Equity Incentive Plan and referred to herein as the “2005 Plan”), which provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2005 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a  period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted from the 2005 Plan is 931,734 shares.

On October 30, 2006, the Company adopted the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of stock based awards that may be granted from the 2006 Plan is 2,875,000 shares.

During 2008, the Company granted to Michael Barrett, the Company’s former Chief Financial Officer, options to purchase 62,500 shares of common stock at prices from $1.00 to $1.30 per share.

On April 16, 2008, the Company granted to three consultants options to purchase 130,700 shares of common stock at prices ranging from $1.00 to $1.25 per share.

On August 1, 2008, the Company granted to Bing Liu, a consultant and former member of the Company’s Board of Directors, an option to purchase 12,500 shares of common stock at a price of $1.00 per share.

During 2008, the Company granted to employees options to purchase 262,500 shares of common stock at prices ranging from $1.01 to $1.44 per share.

On October 1, 2008, the Company granted to Kevin Harris, a consultant, an option to purchase 35,000 shares of common at a price of $1.00 per share.  15,000 of the shares were cancelled as Mr. Harris joined the Company in January 2009 as described below.

In January 2009, the Company granted to Kevin Harris, the Company’s Chief Financial Officer, an option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share, vesting as follows: 25,000 of the option shares vested on the date of grant; 25,000 of the option shares vested three months after the grant date; and the balance of 150,000 option shares vests in equal monthly increments over the term of his employment agreement.  In addition, per the terms of the employment agreement, the Company granted options to purchase a total of 100,000 shares of common stock at an exercise price of $1.00 per share, vesting equally over 24 months, as bonus compensation with 25,000 options being issued at March 31, 2009, June 30, 2009, September 30, 2009, and December 31, 2009, respectively.

On January 1, 2009, the Company entered into a three-month consulting agreement with Unionway International, LLC, an entity controlled by Mr. Bing Liu, for consulting services.  As part of the agreement, Mr. Liu was granted a 10-year option to purchase 18,000 shares of common stock at an exercise price of $1.00 per share vesting in equal monthly increments over the term of the agreement as compensation for 2008 achievements.  In addition, Mr. Liu has been granted a 10-year option to purchase 5,000 shares of common stock at an exercise price of $1.00 per share vesting 2,500 shares on January 1, 2009, 1,250 shares on February 1, 2009 and 1,250 shares on March 1, 2009.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

On January 17, 2009, the Company entered into a two-month consulting agreement with Michael Barrett for consulting services relating to financial management and reporting.  As part of the agreement, Mr. Barrett was granted an option to purchase 2,500 shares of common stock at an exercise price of $1.25 per share, per month for the term of the agreement.

On April 1, 2009, the Company entered into a three-month consulting agreement with Unionway International, LLC, an entity controlled by Mr. Bing Liu, for consulting services.  As part of the agreement, Mr. Liu was granted a 10-year option to purchase 15,000 shares of common stock at an exercise price of $1.25 per share vesting over the term of the agreement.

On October 1, 2009, the Company granted to Igor Barash, Chief Product Officer, per his employment agreement dated July 1, 2008 an option to purchase 150,000 shares of common stock at a price of $1.00 per share vesting over four years from the date of the employment agreement.  In addition, the Company granted to Mr. Barash an option to purchase 47,000 shares of common stock at a price of $1.00 per share per his prior employment offer dated November 23, 2005.

During 2009, the Company granted to employees options to purchase a total of 417,126 shares of common stock under the 2006 Plan and the 2005 Plan at a prices ranging from of $1.00 to $4.60 per share.

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Year Ended
	December 31, 2009				December 31, 2008
	Weighted Number Of Options	Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	1,444,084	$0.83			1,316,384	$0.75

Granted	957,126	$1.44			503,200	$1.09

Exercised	(300,679)	$0.93			(50,000)	0.01

Cancelled	(244,238)	$1.10			(325,500)	$1.05

Outstanding, end of year	1,856,293	$1.09	7.57	$6,699,108	1,444,084	$0.83	7.66	$649,905

Vested and expected to vest in the future at December 31, 2009	1,677,043	$1.01	7.40	$6,183,077	1,355,037	$0.81	7.55	$635,011

Exercisable, end of year	1,160,210	$0.81	6.71	$4,510,095	1,080,662	$0.73	7.25	$582,098

The weighted-average grant date fair value of options granted during the years ended December 31, 2009 and 2008 was $1.29 and $0.96 per share, respectively.

As of December 31, 2009 and 2008, 696,083 and 274,375 of the options granted are not vested with an estimated remaining value of $735,771 and $52,913, respectively. At December 31, 2009 and 2008, the remaining value of non vested options granted is expected to be recognized over the weighted average vesting period of 2.53 and 2.95 years, respectively.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $308,776 and $252,943 in selling, general and administrative expense for the years ended December 31, 2009 and 2008, respectively.

During the years ended December 31, 2009 and 2008, 300,679 and 50,000 of employee stock options were exercised for total proceeds to the Company of $279,978 and $535, respectively.  The aggregate intrinsic value of the exercised options was $689,630 and $62,965 for the years ended December 31, 2009 and 2008, respectively.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 –NOTES PAYABLE

Convertible Notes

On September 12, 2006, the Company entered into a Securities Purchase Agreement with 13 accredited investors pursuant to which it sold 10% secured convertible debentures (the “2006 Debentures”) in the aggregate principal amount of $3,243,378 and common stock purchase warrants to purchase an aggregate of 3,243,378 shares of the Company’s common stock at $1.00 per share. The 2006 Debentures are convertible at $1.00 (the “Base Conversion Price”) into shares of common stock. The 2006 Debentures mature on September 12, 2009 and bear interest at the rate of 10% per year, payable quarterly. If, during the time that the 2006 Debentures were outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the 2006 Debentures will be reduced. During August 2009, the Company received a waiver whereby the holders of the 2006 Debentures permanently waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

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

The Company was also required to make an interest payment to the 2006 Debenture holders on April 1, 2007. The Consent and Waiver allowed the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder. For payment of the 2006 Debenture holder’s pro rata portion of the April 1 interest payment, the 2006 Debenture holder could choose to increase the principal amount of his 2006 Debenture by his pro-rata share of the accrued interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the 2006 Debenture holders pro rata portion of the liquidated damages, each 2006 Debenture holder had the same choice, that is, either to increase his 2006 Debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the 2006 Debenture holders were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company would be required to issue up to a total of 566,336 shares of the Company’s common stock. The Consent and Waiver allowed the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents. The Company issued 195,594 shares during 2007 as partial payment for these liquidated damages valued at $166,259. At December 31, 2009 and 2008, $3,658 of these damages remained in accrued expenses. The Company issued 190,090 shares in November and December 2007 as a partial payment in the amount of $161,580 for the April 1 interest. The Company issued 15,669 shares in January and February 2008 as a partial payment in the amount of $13,319 for the April 1 interest.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 –NOTES PAYABLE (Continued)

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726. On September 21, 2007 the Company received from the holders of the 2006 Debentures a second Consent and Waiver. The holders of the 2006 Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. The Company issued 135,063 shares in February 2008 as partial payment for these liquidated damages valued at $106,513. The Company issued 931 shares in April 2009 as partial payment for these liquidated damages valued at $791. At December 31, 2009 and 2008, $25,422 and $26,213 of these damages remained in accrued expenses. The Company issued 94,952 shares in February 2008 as a partial payment in the amount of $110,147 for the July 1 and October 1, 2007 interest payments.

The Company did not meet the August 18, 2007 date to file a second registration statement. As a result, the Company incurred additional liquidated damages for the period August 18 through December 19, 2007 of $194,603.  The Company received from the holders of the 2006 Debentures a third Consent and Waiver, dated February 13, 2008 and amended on August 19, 2008. The third Consent and Waiver waived the requirement included in the 2006 Debentures and the Registration Rights Agreement that the Company file a second registration statement, waived the liquidated damages that accrued from and after December 19, 2007 and waived the payment of any interest that would have accrued on the liquidated damages. The holders of the 2006 Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on January 1, 2008 and as payment of the liquidated damages accrued prior to December 19, 2007 under the Registration Rights Agreement. In September 2008, the Company issued $64,422 in additional unsecured convertible 10% debentures (“2006 Unsecured Debentures”)  as payment of liquidated damages, which included $4,422 of penalty interest, and $26,868 in 2006 Unsecured Debentures as payment for quarterly interest due on January 1, 2008, which included $1,868 of penalty interest. The 2006 Unsecured Debentures had a term of 18 months and are convertible at $0.85 per share.  During October and December 2008, the Company issued $349,494 in 2006 Unsecured Debentures as payment of liquidated damages, quarterly interest, and penalty interest.  The Company issued 3,750 shares in December 2008 as partial payment for these liquidated damages valued at $3,750. The Company issued 5,567 shares in April 2009 as final payment for $4,732 in liquidated damages. At December 31, 2009 and 2008, $0 and $4,732 remained in accrued expenses, respectively.

According to the terms of the 2006 Debentures, the Company is to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. On September 22, 2008 the Company received from the holders of the 2006 Debentures a fourth Consent and Waiver of defaults of the 2006 Debentures. The holders of the 2006 Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on April 1, July 1, and October 1, 2008, totaling $205,207.  In August 2008, certain holders of the 2006 Debentures converted $8,694 of accrued interest into 8,694 shares of common stock as more fully described below. The Company issued 6,250 shares in December 2008 as partial payment for $6,250 in interest. The Company failed to make the interest payments that were due on January 1, April 1, and July 1 2009, totaling $126,614. The Company issued 9,281 shares in April 2009 as partial payment for $7,886 in interest. In May 2009, the Company paid $56,575 for quarterly interest, which included $3,810 of penalty interest.  In September 2009, the Company paid $47,614 for quarterly interest. At December 31, 2009 and 2008, $69,982 and $109,946 remained in accrued interest on the 2006 Debentures, respectively.

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

The Company has accounted for the 2006 Debentures according to FASB ASC Topic 470, “Debt.” The value of the 2006 Debentures was allocated between the 2006 Debentures, the registration rights arrangement and the warrants, including the discount, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the discount, is being amortized over the term of the 2006 Debentures. The Company amortized $477,282 and $1,071,060 to interest expense for the years ended December 31, 2009 and 2008, respectively, including the acceleration of amortization due to conversions discussed below.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 –NOTES PAYABLE (Continued)

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options were valued at $374,531 using the Black-Scholes option pricing model. These costs, totaling $1,592,046, are being amortized over the term of the 2006 Debentures. The Company recorded amortization of $238,605 and $535,448 to interest expense, including the acceleration of amortization due to conversions discussed below, related to the 2006 Debentures during the years ended December 31, 2009 and 2008, respectively.

During 2008, certain holders of the 2006 Debentures converted $781,408 of principal and $15,468 of accrued interest, accrued liquidated damages and penalty interest into 796,876 shares of common stock at $1.00 per share and 86,601 warrants to purchase shares of the Company’s common stock at $1.25 per share.

During 2009, certain holders of the 2006 Debentures converted $2,001,970 of principal into 2,001,970 shares of common stock at $1.00 per share.

During 2009, certain holders of the 2006 Unsecured Debentures converted $440,784 of principal into 518,574 shares of common stock at $0.85 per share.

As of December 31, 2009, all of the holders of the 2006 Debentures and 2006 Unsecured Debentures have converted the outstanding principal amount to shares of common stock and all of the related note discount and debt issuance costs have been amortized to interest expense.

On November 21, 2008, the Company entered into a fifth Consent and Waiver agreement whereby the holders of the 2006 Debentures agreed to allow the Company to sell up to $1,200,000 in aggregate principal amount of the Company’s 10% Convertible Promissory Notes (“2008 Convertible Notes”), due eleven months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.25 per share. In consideration of the waiver and the consent provided by the holders, the Company agreed to accelerate the maturity date of the 2006 Unsecured Debentures to September 12, 2009 and the Company agreed and acknowledged that the 2006 warrant shares and the shares of common stock underlying the 2006 Unsecured Debentures issued or issuable to each of the holders in payment of interest and liquidated damages pursuant to prior consent and waiver agreements shall carry “piggyback” registration rights.

Per the Consent and Waiver discussed above, in November and December 2008, the Company entered into a Securities Purchase Agreement, that also included registration rights, with certain accredited investors to which it sold 2008 Convertible Notes in the aggregate principal amount of $845,000, which may be converted at the price of $1.25 per share (subject to adjustment as discussed below) into an aggregate of 676,000 shares of common stock.  In conjunction with the sale of the 2008 Convertible Notes, the Company issued common stock purchase warrants to purchase an aggregate of 338,000 shares of common stock at $1.25 per share and paid its placement agent a total of $50,700 in commissions and issued to its placement agent a five-year warrant to purchase an additional 50,700 shares of the Company’s common stock, at an exercise price of $1.25 per share, valued at $47,498 using the Black-Scholes option pricing model.   In January 2009, the Company completed the sale and issuance of the Company’s 2008 Convertible Notes. Accordingly, the Company received additional gross proceeds of $355,000, which may be converted at the price of $1.25 per share (subject to adjustment as discussed below) into an aggregate of 284,000 shares of common stock.  In conjunction with the sale of the 2008 Convertible Notes, the Company issued common stock purchase warrants to purchase an aggregate of 142,000 shares of common stock at $1.25 per share and paid its placement agent a total of $21,300 in commissions and issued to its placement agent a five-year warrant to purchase an additional 21,300 shares of the Company’s common stock, at an exercise price of $1.25 per share, valued at $18,197 using the Black-Scholes option pricing model.

If, during the time that the 2008 Convertible Notes are outstanding, the Company sells or grants any option to purchase (other than options issued to its employees, officers, directors or consultants), or sells or grants any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock at a price per share that is lower than the conversion price of these notes, then the conversion price of the 2008 Convertible Notes will be reduced according to the following weighted average formula:  the conversion price will be multiplied by a fraction the denominator of which will be the number of shares of common stock outstanding on the date of the issuance plus the number of additional shares of common stock offered for purchase and the numerator of which will be the number of shares of common stock outstanding on the date of such issuance plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at the conversion price.  A reduction in the conversion price resulting from the foregoing would allow holders of the Company’s 2008 Convertible Notes to receive more than 960,000 shares of its common stock upon conversion of the outstanding principal amount.  In that case, an investment in the Company’s common stock would be diluted to a greater extent than it would be if no adjustment to the conversion price were required to be made. During August 2009, the Company received a waiver from the holders of the 2008 Convertible Notes pursuant to which they forever waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of this provision.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 –NOTES PAYABLE (Continued)

Under the terms of the Registration Rights Agreement executed in conjunction with the offering, the Company was obligated to file a registration statement with the SEC covering the resale of the shares issuable upon conversion of the 2008 Convertible Notes and the exercise of the common stock purchase warrants  The Company was required to file the registration statement no later than 60 days following the final closing date of the sale and issuance of the 2008 Convertible Notes and warrants, and must use its best efforts to cause the registration statement to become effective no later than 120 days thereafter. If the Company was delinquent in the filing deadline or the effectiveness deadline of the registration statement, it would have been obligated to pay the holders of the 2008 Convertible Notes liquidated damages equal to 1% of the outstanding principal amount of the 2008 Convertible Notes for every 30-day period of delinquency, up to a maximum of 10%. The Company would have been required to pay any such liquidated damages in cash or its common stock valued at the average volume weighted average price (“VWAP”) for the five trading days preceding the applicable due date, provided such average VWAP exceeds $1.00 per share. On May 1, 2009, the Company received a Consent and Waiver from the holders of the 2008 Convertible Notes waiving all liquidated damages under the Registration Rights Agreement.

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

The total value of the 2008 Convertible Notes was allocated between the 2008 Convertible Notes and the warrants, including the discount, which amounted to $595,646 and $604,354, respectively. The discount of $604,354 ($158,886 was recorded in 2009) related to the warrants, including the discount, is being amortized over the term of the 2008 Convertible Notes. The Company amortized $547,829 and $56,525 to interest expense related to the 2008 Convertible Notes for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, $109,001 of interest has been accrued on these notes.

In addition, as part of the transaction, the Company paid to the placement agent $72,000 and issued common stock purchase warrants to purchase an aggregate of 72,000 shares of common stock at $1.25 per share. The warrants were valued at $65,695 using the Black-Scholes option pricing model. These costs, totaling $137,695 ($39,497 was recorded in 2009), are being amortized over the term of the 2008 Convertible Notes.  The Company recorded amortization of $125,092 and $12,603 to interest expense during the years ended December 31, 2009 and 2008, respectively.

On September 30, 2009, all of the holders of the 2008 Convertible Notes converted $1,200,000 of principal into 960,000 shares of common stock at $1.25 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

During May 2009, the Company entered into a ninth Consent and Waiver agreement whereby the holders of the 2006 Debentures agreed to allow the Company to sell up to $300,000 in aggregate principal amount of the Company’s 10% Convertible Promissory Notes (“2009 10% Convertible Notes”), due five months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.75 per share.  Subsequent to the execution of the Consent and Waiver, in May 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors to which it sold 2009 10% Convertible Notes in the aggregate principal amount of $300,000, which may be converted into an aggregate of 171,429 shares of common stock.  In conjunction with the sale of the 2009 10% Convertible Notes, the Company paid its placement agent a total of $12,000 in commissions. The Company recorded amortization of $12,000 to interest expense during the year ended December 31, 2009.

The total value of the 2009 10% Convertible Notes was allocated between the 2009 10% Convertible Notes and the discount, which amounted to $19,715. The discount is being amortized over the term of the 2009 10% Convertible Notes. The Company amortized $19,715 to interest expense related to the 2009 10% Convertible Notes for the year ended December 31, 2009. At December 31, 2009, $12,500 of interest has been accrued on these notes.

On September 30 2009, all of the holders of the 2009 10% Convertible Notes converted $300,000 of principal into 171,429 shares of common stock at $1.75 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 –NOTES PAYABLE (Continued)

On November 4, 2009, the Company closed the sale and issuance of $2.2 million in aggregate principal amount of its 8% Secured Convertible Promissory Notes (the “2009 8% Convertible Notes”), convertible into common stock of the Company at a conversion price of $2.05 per share.  The Company has the right, up to and including the trading day immediately prior to the payment due date, to force the holders to convert all or part of the then outstanding principal amount of the 2009 8% Convertible Notes, plus accrued but unpaid interest, into shares of the Company’s common stock if the 10-day volume weighted average price (sometimes referred to as “VWAP”) exceeds 250% of the conversion price. All outstanding principal and interest of the 2009 8% Convertible Notes is due April 1, 2011.  Out of the total gross proceeds of the offering, the Company paid its placement agent $154,980 in commissions, equal to 7% of the gross proceeds of the offering, and issued to its placement agent a three year warrant to purchase 77,490 shares of common stock, equal to 3.5% of the number of shares of common stock into which the Notes initially may be converted, at an exercise price of $2.05 per share. The warrants were valued at $132,369 using the Black-Scholes option pricing model. These costs, totaling $287,349, are being amortized over the term of the 2009 8% Convertible Notes. The Company recorded amortization of $47,892 to interest expense during the year ended December 31, 2009. In conjunction with the sale of the 2009 8% Convertible Notes, the Company executed a Security Agreement pursuant to which it granted to the note holders a first lien security interest, subject only to certain Permitted Liens which are defined in the Security Agreement, in certain collateral to secure payment of the 2009 8% Convertible Notes.

The total value of the 2009 8% Convertible Notes was allocated between the 2009 8% Convertible Notes and the discount, which amounted to $745,200. The discount is being amortized over the term of the 2009 8% Convertible Notes. The Company amortized $124,200 to interest expense related to the 2009 8% Convertible Notes for the year ended December 31, 2009. At December 31, 2009, $32,719 of interest has been accrued on these notes.

Convertible notes payable consist of the following:

	December 31, 2009	December 31, 2008
2006 Debentures	$-	$2,442,754
2008 Convertible Notes	-	845,000
2009 8% Convertible Notes	2,214,000	-
Unamortized discount	(621,000)	(866,225)
Convertible notes payable, net	$1,593,000	$2,421,529

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

The Company recorded $0 and $158,702 of interest expense related to the amortization of the discount related to the 7.41% Notes and warrants for the years ended December 31, 2009 and 2008, respectively.

As part of the second Consent and Waiver described above, the holders of the Debentures agreed to allow the Company to sell the $864,000 face amount of 7.41% Notes in exchange for warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $128,038 using the Black-Scholes option pricing model. These costs were recorded as deferred financing costs and will be amortized over the term of the 7.41% Notes. As part of the issuance of the 7.41% Notes certain officers of the Company transferred to Oceana Partners and Carlin Capital 400,000 shares of common stock valued at $1.00 per share. The value of $400,000 was recorded as deferred financing cost and was amortized over the term of the 7.41% Notes. The transfer of shares from the officers was recorded in additional paid-in capital.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

The Company recorded amortization of deferred financing costs of $0 and $154,011 to interest expense related to the 7.41% Notes during the years ended December 31, 2009 and 2008, respectively.

Pursuant to the Registration Rights Agreement the Company signed in connection with the offering of the 7.41% Notes, the Company was required to register 125% of the number of shares underlying the related warrants. The Company was required to file a registration statement for this purpose within 180 days following the date that the units were sold, and the Company would be in default of the Registration Rights Agreement if it failed to file the registration statement within 30 days following the expiration of the 180 day period. The Company obtained a Consent and Waiver from the holders of the 7.41% Notes in relation to the liquidated damages under the Registration Rights Agreement.  As more fully described below the Company issued 19,616 shares for payment of $19,616 of liquidated damages in 2008. In 2009, the Company issued 19,143 shares for final payment of $19,143 of liquidated damages. As of December 31, 2009 and 2008, the Company has recorded $0 and $19,143 in accrued expenses, respectively.

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

Note Payable to Shareholder

In March 2008, Gary Guseinov pledged 750,000 shares of his common stock in CyberDefender Corporation to Michael and Casey DeBaecke in exchange for a loan of $160,000 made to the Company. The pledge was non-recourse to Mr. Guseinov in the event the collateral was foreclosed upon due to the Company’s failure to pay the loan. So long as there was no event of default in connection with the loan, Mr. Guseinov could continue to vote the shares at any annual or special meeting of the shareholders. The loan was due to be repaid on the earlier of two months from signing of the loan document or two days following the Company’s receipt of over $500,000 in new equity capital following the date of the promissory note evidencing the loan. Additionally, the Company issued warrants to purchase 40,000 shares of the Company’s stock. The warrants may be exercised at a price of $1.25 per share for a period of 5 years. The discount related to the warrants of $36,092 was amortized to interest expense during 2008. The warrants issued in connection with the note were valued using the Black-Scholes option pricing model. The loan plus accrued interest was paid in full on July 30, 2008 and the pledge cancelled.

NOTE 7 - CAPITAL LEASE OBLIGATIONS

The Company leases certain furniture and other equipment under leases with a bargain purchase option through November 2012 at implicit rates ranging from 11.1% to 12.4%. The following is a schedule by fiscal years of the future minimum lease payments under this capital lease together with the present value of the net minimum lease payments at December 31, 2009:

2010	$9,447
2011	6,753
2012	6,191
Total minimum lease payments	22,391

Less amount representing interest	(3,273)

Present value of minimum capitalized payments	19,118
Less current portion	(9,410)
Long-term capital lease obligations	$9,708

Property and equipment included $105,924 and $105,924 and accumulated depreciation included $67,636 and $49,623 acquired through capital leases as of December 31, 2009 and 2008, respectively. Depreciation expense of $18,013 and $18,621 is included in the total depreciation expense for the years ended December 31, 2009 and 2008, respectively. Interest expense under the lease was $3,979 and $6,775 for the years ended December 31, 2009 and 2008, respectively.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 8 - RELATED PARTY TRANSACTIONS

Unionway International, LLC, an entity controlled by Bing Liu, a former officer and director, provided software development services to the Company. During the years ended December 31, 2009 and 2008, the Company paid Unionway International, LLC $49,500 and $92,000, respectively. Mr. Liu is on the Company’s advisory board as of the date of this filing.

The Company purchased promotional items with the Company’s name and logo on them from VK Productions, an entity controlled by Mr. Guseinov’s spouse. During the year ended December 31, 2009, VK Productions invoiced the Company $36,453.

In March 2008, Gary Guseinov pledged 750,000 shares of his common stock in CyberDefender Corporation to Michael and Casey DeBaecke in exchange for a loan of $160,000 made to the Company.  The pledge was non-recourse to Mr. Guseinov in the event the collateral was foreclosed upon due to the Company’s failure to pay the loan.  So long as there was no event of default in connection with the loan, Mr. Guseinov could continue to vote the shares at any annual or special meeting of the stockholders.  The loan plus accrued interest was paid in full and the pledge was cancelled on July 30, 2008. See Note 6.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Royalty Agreement

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

Operating Leases

The Company’s primary offices are in Los Angeles, California.  The Company entered into a lease on October 19, 2007 which commenced on March 24, 2008 for approximately 4,742 rentable square feet of office space with a term of sixty-two months. On October 9, 2009, the Company entered into a second amendment of its lease with its current landlord to relocate and to occupy approximately 16,000 square feet in the building to accommodate growth. The lease calls for a base monthly rent of $35,060 with annual increases of 3% plus common area expenses with a term of ten years.  The Company’s rent on its original space was abated beginning July 1, 2009 and the abatement continues on the new space for a period of fourteen (14) months from the date the Company began to occupy the new space, which was February 1, 2010, as long as the Company abides by all the terms and conditions of the lease and if no event of default occurs. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. Aside from the monthly rent, the Company is required to pay its share of common operating expenses.

The Company also leases equipment under operating leases that expire at various dates through 2012.

As of December 31, 2009, the Company’s future minimum lease payments required under the operating leases with initial or remaining terms in excess of one year are as follows:

Years Ending December 31,
2010	$24,503
2011	328,755
2012	443,721
2013	455,820
2014	469,495
Thereafter	2,727,496
Total	$4,449,790

Total rent expense for the years ended December 31, 2009 and 2008 was $155,288 and $111,026, respectively, which is included in selling, general and administrative expense.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

In January 2009, the Company entered into an employment agreement with Kevin Harris pursuant to which Mr. Harris will act as Chief Financial Officer. The agreement is for two years and unless terminated within that period will renew for successive one year periods until terminated. Mr. Harris receives compensation of $190,000 per year plus a car allowance of $750 per month. The Company also granted Mr. Harris a 10-year option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share, vesting as follows:  25,000 of the option shares vested upon grant; 25,000 of the option shares vested three months after the grant date; and the balance of 150,000 option shares vests in equal monthly increments over the term of his employment agreement. Per the agreement, in 2009, Mr. Harris earned quarterly performance bonuses equal to 25% of his base salary plus additional options to purchase a total of 100,000 shares of common stock, subject to vesting conditions over a two-year period, upon the achievement of certain goals. At December 31, 2009, $22,500 of Mr. Harris’ bonus remains unpaid and is included in accrued expenses on the accompanying balance sheets. In addition to the foregoing, Mr Harris was granted an additional bonus of $25,000 for the Company’s exceptional increase in sales over the prior fiscal year and the closing of several financings.

On August 31, 2006, the Company entered into an employment agreement with Gary Guseinov pursuant to which Mr. Guseinov will act as Chief Executive Officer. The agreement is for three years and unless terminated within that period will renew for successive one year periods until terminated. Mr. Guseinov receives compensation of $225,000 per year and is entitled to participate in any bonus compensation plan the Company adopts from time to time, so long as any such bonus does not exceed more than 50% of his base salary for any 12-month period. Per the agreement, in 2009, Mr. Guseinov earned quarterly performance bonuses equal to 50% of his base salary. At December 31, 2009, $61,889 of Mr. Guseinov’s bonus remains unpaid and is included in accrued expenses on the accompanying balance sheets. In addition to the foregoing, Mr Guseinov was granted an additional bonus of $25,000 for the Company’s exceptional increase in sales over the prior fiscal year and the closing of several financings.

On July 1, 2008, the Company entered into an employment agreement with Igor Barash pursuant to which Mr. Barash will act as Chief Product Officer. The agreement is for eighteen months. Mr. Barash receives compensation of $140,000 per year and is entitled to an increase in salary if certain goals are met and may be due commissions and bonuses if certain goals are met. The agreement also granted Mr. Barash an option to purchase 150,000 shares of common stock at a price of $1.00 per share vesting over four years. Per the agreement, in 2009, Mr. Barash’s salary was increased to $175,000 annually and Mr. Barash was granted a bonus of $25,000 for the Company’s exceptional increase in sales over the prior fiscal year and the closing of several financings.

On November 30, 2006, the Company entered into temporary deferred salary arrangements with Mr. Guseinov, Mr. Liu and Mr. Barash in which they agreed to defer 50% of their salaries each pay period. This arrangement with Mr. Liu was terminated on June 30, 2007.  This arrangement with Mr. Guseinov and Mr. Barash was terminated on December 16, 2007. The Company had accrued $0 and $36,281 of deferred compensation relating to these arrangements as of December 31, 2009 and 2008, respectively.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Beginning on October 30, 2006 and at various times thereafter, the Company entered into Indemnification Agreements with its directors and certain of its officers, all of whom are sometimes collectively referred to in this discussion as the “indemnified parties” or individually referred to as an “indemnified party”. The agreements require us to provide indemnification for the indemnified parties for expenses (including attorneys’ fees, expert fees, other professional fees and court costs, and fees and expenses incurred in connection with any appeals), judgments (including punitive and exemplary damages), penalties, fines and amounts paid in settlement (if such settlement is approved in advance by us, which approval shall not be unreasonably withheld) actually and reasonably incurred by the indemnified parties in connection with any threatened, pending or completed action or proceeding (including actions brought on our behalf, such as shareholder derivative actions), whether civil, criminal, administrative or investigative, to which he is or was a party, a witness or other participant (or is threatened to be made a party, a witness or other participant) by reason of the fact that he is or was a director, officer, employee or agent of ours or of any of our subsidiaries. The indemnification covers any action or inaction on the part of the indemnified party while he was an officer or director or by reason of the fact that he is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.  In the event of any change, after the date of the Indemnification Agreements, in any applicable law, statute or rule which expands the right of a California corporation to indemnify a member of its board of directors or an officer, such changes shall be within the purview of the indemnified parties’ rights and the Company’s obligations under the Indemnification Agreements.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the Company received $33,925 in proceeds from the exercise of 28,958 stock options with exercise prices ranging from $1.01 to $1.44.  The Company also received proceeds of $140,125 from the exercise of a common stock purchase warrant with exercise prices ranging from $1.00 to $1.25 for 126,750 shares of common stock.

On March 15, 2010, the Company executed a non-binding term sheet with GRM, for a strategic investment of $5 million into the Company.  The investment is to be in the form of a 9% convertible promissory note due 24 months from issuance, provided that the note shall not be convertible during the first 180 days after its issuance.  If the note is not repaid within the first 180 days, then it would become convertible into common stock at $3.50 per share.  CyberDefender would have the right to prepay the note without penalty during the first 180 days.