Form 10-K/A
period 2009-12-31
CYBERDEFENDER CORP
filed 2010-05-10
CIK 1377720

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

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (eg., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes.  None

EXPLANATORY NOTE

On April 29, 2010 we received a comment letter from the Securities and Exchange Commission relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which we filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Report”).  The primary purpose of this amendment to the Original Report (the “Amendment”) is to respond to the comment letter.

In this Amendment we have revised the following:

•
Item 7. Management’s Discussion of Financial Condition and Results of Operations.  We have revised this disclosure to clearly label certain gross sales information as non-GAAP, disclose why management believes the information is useful and provide a table that clearly reconciles the non-GAAP measure to GAAP.

•	Item 9A. Disclosure Controls and Procedures. We have included additional information relating to our disclosure controls and procedures.

•	Item 15. Exhibits. We have included our amended bylaws as an exhibit to this amendment.

•	Signatures. We have included the signature of our Principal Accounting Officer, who is also our Chief Financial Officer.

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

Forward-Looking Statements

This Amendment contains forward-looking statements throughout and in particular in the discussion at Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These are statements regarding financial and operating performance and results and other statements that are not historical facts.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements.  Certain important risks, including those discussed in the risk factors set forth in Item 1A of the Original Report, could cause results to differ materially from those anticipated by some of the forward-looking statements.  Some, but not all, of these risks include, among other things:

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included in the Original Report.  In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” at Item 1A of the Original Report.

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

In the past, we marketed solely online.  The offer, to scan a computer for spyware and then pay for removal of the spyware found, was broadcast in e-mails, banners and search ads.  In 2009, we migrated to off-line marketing channels as we believe these channels are more effective in driving new business.  Specifically, we are selling our products through direct response marketing by partnering with other businesses, such as Guthy-Renker, a leader in the direct response industry and Allianex, a leader in retail distribution.  Additionally, we have been expanding our product offering through the licensing of the For Dummies® brand.

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

The following table summarizes our gross sales by category for each quarter of the two most recently completed fiscal years.  Gross sales are a non-GAAP measure that we use in assessing our operating performance.  We define gross sales as total sales before refunds and chargebacks and before deferring revenue for GAAP purposes.  We reference this non-GAAP financial measure frequently in our decision-making because it gives a better indication of our operating performance and the profitability of our marketing initiatives.  We include this non-GAAP financial measure in our earnings announcements in order to provide transparency to our investors and enable investors to better understand our operating performance.  However, gross sales alone should not be used to assess our financial performance or to formulate investment decisions.

Quarter Ended	Software		Services		Ancillary		Renewals		Total
31-Mar-08	$147,423	25%	$68,597	11%	$72,858	12%	311,470	52%	$600,348
30-Jun-08	680,606	41%	300,939	18%	225,910	14%	445,790	27%	1,653,245
30-Sep-08	1,652,904	49%	853,629	26%	475,971	14%	358,434	11%	3,340,938
31-Dec-08	2,107,307	49%	1,493,234	35%	669,477	16%	-	0%	4,270,018
Fiscal Year 2008 Totals	$4,588,240	47%	$2,716,399	28%	$1,444,216	15%	$1,115,694	11%	$9,864,549

31-Mar-09	$2,475,095	40%	$2,645,857	43%	$606,051	10%	$463,948	7%	$6,190,951
30-Jun-09	2,501,266	40%	2,678,978	43%	584,144	9%	466,747	8%	6,231,135
30-Sep-09	2,666,274	40%	2,915,731	43%	461,120	7%	699,068	10%	6,742,193
31-Dec-09	4,401,569	45%	3,705,830	38%	982,460	10%	717,949	7%	9,807,808
Fiscal Year 2009 Totals	$12,044,204	42%	$11,946,396	41%	$2,633,775	9%	$2,347,712	8%	$28,972,087

The tables above indicate an upward trend in gross sales, GAAP revenue and deferred revenue resulting from our focus on promoting our new products and services and the addition of our new marketing channels, as discussed below.  We cannot guarantee that this upward trend will continue, even with increased spending on advertising.

The following is a reconciliation of gross sales to net revenue for the years ended December 31,  2009 and 2008:

	2008	2009
Gross Sales	9,864,549	28,972,087
Less: Returns and chargebacks	(1,053,279)	(3,904,001)
Less: Change in deferred revenue	(3,923,511)	(6,226,193)
Net revenue	4,887,759	18,841,893

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

A significant deficiency is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5), that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following significant deficiency which has caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           Due to the small size of our accounting department, our internal control policies and procedures are not, and from the date of our inception have not been, documented in a formalized manner.  This deficiency was first noted in the Quarterly Report on Form 10-Q for the period ended June 30, 2007 that we filed with the Securities and Exchange Commission on September 11, 2007.  Written documentation of our policies and procedures is required for our disclosure controls and procedures to be effective.  Management evaluated the impact of our failure to have formalized documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a significant deficiency.

To address this significant deficiency, management performed additional analysis and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  There were no changes to our financial statements as a result of performing the additional analysis and procedures.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules

3.2	Bylaws of the registrant(1)
3.2.1	Amendment No. 1 to Bylaws*
3.2.2	Amendment No. 2 to Bylaws*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

*Filed herewith.
(1) Incorporated by reference from the registrant’s SB-2 registration statement filed with the Securities and Exchange Commission on November 3, 2006 as file number 333-1318430.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2010	CYBERDEFENDER CORPORATION

	By:	/s/ Gary Guseinov
Gary Guseinov
Chief Executive Officer

	By:	/s/ Kevin Harris
Kevin Harris
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 10th day of May 2010.

SIGNATURE, TITLE

/s/ Gary Guseinov
Gary Guseinov
President, Chief Executive Officer, and Director

/s/ Kevin Harris
Kevin Harris
Chief Financial Officer, Principal Accounting Officer and Director

/s/ Igor Barash
Igor Barash
Director