Form 10-Q
period 2010-03-31
CYBERDEFENDER CORP
filed 2010-05-17
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________ to ________________.

Commission File No. 333-138430

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in its charter)

California	65-1205833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

617 West 7th Street, 10th Floor, Los Angeles, California 90017 (Address of principal executive offices)

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
☐ Yes ☐ No (The registrant is not yet subject to this requirement.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of May 13, 2010, 25,845,375 shares of the registrant’s common stock, no par value, were outstanding.

CYBERDEFENDER CORPORATION
FORM 10-Q
March 31, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009 (1)
ASSETS
CURRENT ASSETS:
Cash	$6,922,888	$3,357,510
Restricted cash	1,918,606	1,565,841
Accounts receivable, net of allowance	617,843	489,464
Deferred financing costs, current	217,075	191,566
Prepaid expenses	281,027	302,291
Deferred charges, current	7,327,610	5,629,288
Total Current Assets	17,285,049	11,535,960
PROPERTY AND EQUIPMENT, net	753,251	242,927
DEFERRED FINANCING COSTS, net of current portion	25,509	47,892
DEFERRED CHARGES, net of current portion	627,058	609,904
OTHER ASSETS	109,903	67,605
Total Assets	$18,800,770	$12,504,288
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,697,170	$4,893,186
Accrued expenses	498,598	862,023
Deferred revenue, current	10,285,308	9,662,030
Capital lease obligations, current	56,886	9,410
Total Current Liabilities	16,537,962	15,426,649
DEFERRED RENT	147,835	65,938
DEFERRED REVENUE, less current portion	1,334,452	1,117,116
NOTES PAYABLE, net of discount	5,808,629	1,593,000
CAPITAL LEASE OBLIGATIONS, less current portion	129,047	9,708
Total Liabilities	23,957,925	18,212,411
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 25,829,675 and 25,673,967 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	16,760,914	16,595,314
Additional paid-in capital	18,754,783	16,488,488
Accumulated deficit	(40,672,852)	(38,791,925)
Total Stockholders’ Deficit	(5,157,155)	(5,708,123)
Total Liabilities and Stockholders’ Deficit	$18,800,770	$12,504,288

(1)	Derived from audited financial statements

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
REVENUES:
Net sales	$9,477,330	$3,191,630
COST OF SALES	3,155,050	679,704
GROSS PROFIT	6,322,280	2,511,926
OPERATING EXPENSES:
Advertising	3,067,893	3,743,694
Product development	752,127	299,737
Selling, general and administrative	2,877,213	1,251,557
Investor relations and other related consulting	165,045	1,220,002
Depreciation and amortization	20,242	10,336
Total Operating Expenses	6,882,520	6,525,326
LOSS FROM OPERATIONS	(560,240)	(4,013,400)
OTHER INCOME/(EXPENSE):
Change in the value of derivative liabilities	-	109,058
Interest expense, net	(1,320,487)	(912,509)
Total Other Expense, net	(1,320,487)	(803,451)
LOSS BEFORE INCOME TAX EXPENSE	(1,880,727)	(4,816,851)
INCOME TAX EXPENSE	200	200
NET LOSS	$(1,880,927)	$(4,817,051)
Basic and fully diluted net loss per share	$(0.07)	$(0.27)
Weighted Average Shares Outstanding:
Basic and fully diluted	25,758,260	17,990,516

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,880,927)	$(4,817,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	124,200	563,215
Provision for doubtful accounts receivables	143,805	-
Change in fair value of derivative liabilities	-	(109,058)
Depreciation and amortization	20,242	10,336
Compensation expense from vested stock options	91,361	85,208
Amortization of deferred financing costs	47,892	236,718
Warrants issued for interest	1,101,318	35,615
Shares and warrants issued for services	165,045	1,323,038
Changes in operating assets and liabilities:
Restricted cash	(352,765)	-
Accounts receivable	(272,184)	55,081
Prepaid expenses	21,264	92,481
Deferred charges	(1,715,476)	(819,688)
Other assets	(42,298)	(6,088)
Accounts payable and accrued expenses	522,456	242,428
Deferred revenue	840,614	2,134,245
Cash Flows Used In Operating Activities:	(1,185,453)	(973,520)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(358,725)	(6,567)
Cash Flows Used In Investing Activities	(358,725)	(6,567)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable, net of costs	4,948,982	333,700
Principal payments on capital lease obligations	(5,026)	(6,414)
Proceeds from exercise of stock options	33,925	-
Proceeds from exercise of stock warrants, net of placement fees	131,675	-
Cash Flows Provided by Financing Activities	5,109,556	327,286
NET INCREASE/(DECREASE) IN CASH	3,565,378	(652,801)
CASH, beginning of period	3,357,510	779,071
CASH, end of period	$6,922,888	$126,270

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Supplemental disclosures of cash flow information:
Income taxes paid	$-	$-
Cash paid for interest	$121,501	$2,132
Supplemental schedule of non-cash investing and financing activities:
Discount on note payable	$1,208,571	$158,887
Property and equipment acquired through capital lease obligations	$171,841	$-
Warrants issued in connection with sale of stock	$-	$18,197
Conversion of notes payable to common stock	$-	$1,739,943
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$-	$7,065,940
Cumulative effect of accounting change to retained earnings for derivative liabilities	$-	$723,930
Value of warrants and embedded conversion features recorded to derivative liabilities	$-	$906,805

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by CyberDefender Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The results for the three-month interim period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The Company, based in Los Angeles, California, is a provider of security software and services to the consumer and small business market. The Company develops, markets and licenses security software and related services. The Company’s goal is to be a leading provider of advanced solutions to protect consumers and small businesses against threats such as identity theft, Internet viruses and spyware and to provide remote technical resolution services to those who use our products.

The Company sells a suite of products and services that includes anti-malware software, a registry cleaner, technical support and identity protection services.  The Company markets its products directly to consumers through multiple channels including internet, radio, television and retail.

The Company developed a collaborative Internet security network, which we refer to as earlyNETWORK, based on certain technology principles commonly found in a peer-to-peer network infrastructure.  A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network.  This means that when a threat is detected from a computer that is part of the earlyNETWORK, the threat is relayed to our Early Alert Center.  The Early Alert Center tests, grades and ranks the threat, automatically generates definition and signature files based on the threat, and relays this information to the Alert Server, in some cases after a human verification step.  The Alert Server will relay the information it receives from the Early Alert Center to other machines in the earlyNETWORK, and each machine that receives the information will, in turn, relay it to other machines that are part of the earlyNETWORK.  This protocol allows us to rapidly distribute alerts and updates regarding potentially damaging viruses, e-mails and other threats to members of the earlyNETWORK, without regard for the cost of the bandwidth involved.  Because cost is not a factor, updates can be continuous, making our approach significantly faster than the client/server protocols used by traditional Internet security companies that provide manual broadcast-updated threat management systems.  Computer users join the earlyNETWORK simply by downloading and installing our software.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, collectability of accounts receivable, recoverability of prepaid expenses, deferred charges and property and equipment, value of shares and options/warrants granted, valuation of deferred tax assets and recognition of revenue. Actual results could differ from those estimates and assumptions.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets ranging from three to seven years, using the straight-line method. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the lease.

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

Equipment under Capital Lease

The Company leases certain of its equipment under agreements accounted for as capital leases. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated using the straight-line method over their estimated useful lives.

Revenue Recognition

Revenue recognition.  The Company sells products, services and packages that include both.

The Company recognizes revenue from the sale of software licenses under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, “Software.”

Specifically, the Company recognizes revenues from its software products when all of the following conditions for revenue recognition are met:

i.	persuasive evidence of an arrangement exists,

ii.	the product or service has been delivered,

iii.	the fee is fixed or determinable, and

iv.	collection of the resulting receivable is reasonably assured.

As part of the sales price of some of its software licenses, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements. Certain of the Company’s software licenses are in substance a subscription and therefore the sale is deferred and recognized ratably over the term of the arrangement. Revenue is recognized immediately for the sale of products that do not require product updates.

The Company recognizes revenue from the sale of its technical support services under the guidance of the FASB ASC Topic 605-20, “Revenue Recognition – Services.” Revenue is recognized immediately for our one-time technical support service as it is performed when purchased. The Company recognizes a portion of the sale of one of its annual services at the time of purchase when all of the elements necessary for revenue recognition have occurred and the remaining revenue is deferred over the annual term.  Revenue is deferred and recognized over the term of the service agreements for the technical support services that are provided by third parties.

The Company recognizes revenue on the sale of bundled products based on the individual components included in the bundle.  Revenue is recognized on the individual components as detailed above.

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

The Company also offers MyIdentityDefender Toolbar free to the subscriber and still supports CyberDefender FREE 2.0, which was free to subscribers. Revenues are earned from advertising networks which pay the Company to display advertisements inside the software or through the toolbar search. The Company recognizes revenue from the advertising networks monthly based on a rate determined either by the quantity of the ads displayed or the performance of the ads based on the amount of times the ads are clicked by the user. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. The Company’s obligations do not include guarantees of a minimum number of impressions.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Deferred Charges

The Company uses a third party to provide technical support services associated with the CyberDefenderULTIMATE product.  The costs associated with this service are deferred and amortized against the recognition of the related sales revenue.  In addition, the Company defers a portion of its advertising costs as further discussed below.

Advertising Costs

The Company has traditionally expensed most advertising costs as incurred. As a result of the Company’s shift to direct-response advertising as its primary customer acquisition strategy in October 2009, beginning in the fourth quarter of 2009, in accordance with FASB ASC Topic 340-20, “Capitalized Advertising Costs”, the Company began capitalizing its direct-response advertising costs and amortizing them over their expected period of future benefits, generally twelve months. As of March 31, 2010 and December 31, 2009, $4.0 million and $2.3 million, respectively, of capitalized advertising costs were recorded in deferred charges on the accompanying condensed balance sheets.

Reserves for Product Returns

The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs when a customer contacts the issuing credit card company directly to request a refund instead of contacting the Company.  The Company’s third party processor is notified of any chargebacks by the issuing credit card company.  The third party processor reduces the amounts due to the Company as a result of any chargeback.  A majority of chargebacks occur within 30 days of the sale event and are recorded prior to closing the previous month’s accounting records.  The Company may voluntarily accept returns from a customer after 30 days of purchase. The returns are charged against revenues or deferred revenues (as applicable) upon receipt. As of March 31, 2010 and December 31, 2009, the Company had $0 accrued for customer returns and chargebacks, based on historical returns.

Certain Risks and Concentrations

We derive a majority of our net revenue from our security software and services. The market in which we operate is highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results.

As of March 31, 2010, all of our cash was maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (“FDIC”) which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. As of March 31, 2010, the Company had a balance of approximately $6.8 million in excess of the FDIC limit.

We regularly review the collectability of our accounts receivable to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our allowance. We exercise judgment when determining the adequacy of these reserves as we evaluate historical collection experience. At March 31, 2010 and December 31, 2009, our allowance for doubtful accounts was approximately $144,000 and $0, respectively.

Advertising expenses that are expensed as incurred consist primarily of various forms of media purchased from Internet-based marketers and search engines. Advertising purchased from four vendors accounted for 80% and 92% of the Company’s non direct-response advertising expense for the three months ended March 31, 2010 and 2009, respectively.

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

The Company does not have any unrecognized tax benefits as of March 31, 2010 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March 31, 2010.

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

During the three months ended March 31, 2009, the Company issued 1,192,000 common stock purchase warrants that contained features that required the Company to record their fair value as a derivative liability.  In addition, the value related to the embedded conversion feature of convertible notes issued during the three months ended March 31, 2009 was also recorded as a derivative liability. The fair value of these common stock purchase warrants and the embedded conversion feature on their respective value date for the three months ended March 31, 2009 was $906,805.  We recognized income of $109,058 from the change in fair value of the outstanding warrants and embedded conversion feature for the three months ended March 31, 2009.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on either a recurring or non-recurring basis.

Loss Per Share

In accordance with FASB ASC Topic 260, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2010 and 2009, there were 17,627,439 and 15,329,433 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes (see Note 8).

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before March 31, 2010 which are applicable to the Company.

In September 2009, the FASB issued an update to its accounting guidance regarding multiple-deliverable revenue arrangements. The guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company expects to adopt this guidance on January 1, 2011 and does not expect this guidance to have a material impact on its financial statements.

In October 2009, the FASB issued an update to its accounting guidance regarding software revenue recognition. The guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in FASB ASC Topic 985, “Software.” In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 but may be early adopted. The Company expects to adopt this guidance on January 1, 2011 and does not expect this guidance to have a material impact on its financial statements.

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

NOTE 3 – RESTRICTED CASH

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral.  The amount of the deposit is at the discretion of the financial institution and as of March 31, 2010 and December 31, 2009 was $10,000. Under a separate credit card processing agreement with a different financial institution, the Company is also required to maintain a security reserve deposit as collateral. The amount of the deposit is currently based on 10% of the six-month rolling sales volume and was approximately $1.7 million and $1.3 million as of March 31, 2010 and December 31, 2009, respectively. The security reserve deposit is funded by the institution withholding a portion of daily cash receipts from Visa and MasterCard transactions.

On September 30, 2009, the Company entered into a second amendment to its lease as more fully described in Note 6 below. As part of the amendment the Company was required to issue a $250,000 letter of credit as a security deposit. The letter of credit is collateralized by cash held in an account at the Company’s bank. The account is interest bearing and the Company receives the interest that is earned.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common Stock

During February 2009, the Company issued 94,628 shares of restricted common stock valued at $1.10 per share to a vendor as settlement for past services rendered.

See “stock warrants” below for additional shares issued related to the exercise of stock warrants.

See “stock options” below for additional shares issued related to the exercise of stock options.

See Note 5 for additional shares issued related to the convertible notes payable.

Stock warrants

During August 2008, the Company closed an offering of units. Each unit consisted of 25,000 shares of common stock and a warrant to purchase 18,750 shares of common stock at an exercise price of $1.25 per share. The purchase price was $25,000 per unit. The warrants have a term of five years. Pursuant to the warrant agreements, from and after the warrant issue date, in the event the Company sells common stock for less than the exercise price or issues securities convertible into or exercisable for common stock at a conversion price or exercise price less than the exercise price (a “Dilutive Issuance”), then the exercise price shall be multiplied by a fraction, the numerator of which is the number of shares of common stock sold and issued at the closing of such Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of such Dilutive Issuance would purchase at the exercise price, and the denominator of which is the number of shares of common stock issued and outstanding on the date of such Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of such Dilutive Issuance. As of April 1, 2009, the holders of the warrants have waived their rights to any adjustments to the exercise price as a result of a Dilutive Issuance (see Note 2).

On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview provided investor relations services for a period of 6 months in exchange for warrants to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately and 270,000 warrants were to vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009.  At January 1, 2009, the Company amended the vesting schedule in the Newview warrant to vest the remaining 1,080,000 warrants on the first of each month from January 1, 2009 to June 1, 2009 at the rate of 180,000 warrants per month.  540,000 warrants, valued at $502,891 using the Black Scholes pricing model, vested during the three months ended March 31, 2009 and were expensed to investor relations and other consulting expense.

On January 17, 2009, the Company entered into a two-month consulting agreement with a consultant for services relating to financial management and reporting.  As part of the agreement, the consultant was granted a warrant to purchase 2,500 shares of common stock with a term of five years at an exercise price of $1.25 per share, for each month of the term of the agreement.  The fair value of these warrants was $3,753, using a Black Scholes pricing model, and was expensed to investor relations and other consulting expense.

On October 30, 2008, the Company executed a letter of intent with GRM to create, market and distribute direct response advertisements to sell the Company’s products.  Pursuant to the letter of intent, GRM was responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,495 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized to prepaid expenses at the time of issuance and was expensed over the five-month term of service. The Company expensed $570,897 to investor relations and other consulting expense for the three months ended March 31, 2009. The warrant included an anti-dilutive provision that reduced the exercise price of the warrant if the Company at any time while this warrant is outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement with GRM.  Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf.  During the term of the agreement, which is to continue until June 1, 2011, as amended, subject to certain rights of termination, GRM will be the exclusive provider of all media purchasing and direct response production services.  On June 23, 2009, per the agreement, the Company appointed a representative of GRM to the Company’s board of directors.  A GRM representative will continue to serve throughout the term of the agreement and for so long as GRM owns shares of the Company’s common stock or the right to purchase shares of the Company’s common stock which constitute at least 5% of the Company’s issued and outstanding common stock.

As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants described below.  None of the amended terms resulted in an accounting change to the warrant.  In conjunction with the execution of the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second five-year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share valued at $712,303 using the Black-Scholes pricing model. The fair value of the warrant was capitalized at the time of issuance and was expensed over the five-month expected term of service. During the three months ended March 31, 2009, $142,461 was expensed to investor relations and other consulting.  This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a five-year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and is subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of March 31, 2010, the right to purchase 3,383,470 of the 8,000,000 Media Services Warrant shares has vested and was valued at $2,459,408 using the Black-Scholes pricing model.  During the three months ended March 31, 2010 and 2009, 1,546,138 and 50,000 warrants vested, and $1,101,318 and $35,615 was expensed to interest expense. The fair value of these vested shares has been expensed to interest expense as the shares represent compensation to GRM for the advancement of media costs on the Company’s behalf. The remaining 4,616,530 shares from the Media Services Warrant are not guaranteed to vest as they are contingent upon GRM advancing media placement costs, therefore, these unvested warrants have not been included or accounted for as outstanding dilutive securities at March 31, 2010. These warrants included an anti-dilutive provision that reduced the exercise price of the warrants if the Company at any time while the warrants are outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

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

In November 2009, the Company amended the Media and Marketing Services Agreement with GRM. Pursuant to this amendment, if any of the warrants that have been issued to GRM are outstanding and the Company sells and issues common stock at a price per share less than the exercise price set forth in the applicable warrant, as adjusted thereunder (such issuances collectively, a “Lower Priced Issuance”), without the prior written consent of GRM, then 37.5% of any unexpired and unvested rights of GRM to purchase shares of the Company’s common stock pursuant to the Media Services Warrant shall immediately and automatically vest in full without any notice or action of GRM. As of March 31, 2010, no common stock has been issued at a price less than the exercise price of the GRM warrants.

On April 1, 2009, the Company entered into an agreement with a consultant for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vest as follows: 300,000 immediately and 50,000 per month on the 1st day of each month commencing May 1, 2009 and ending March 1, 2010. As of March 31, 2010, all of the warrant shares have vested.  During the three months ended March 31, 2010, $139,112 was expensed to investor relations and other consulting expense.

On August 1, 2009, the Company entered into an agreement with a consultant for business development services related to the signing of the Wiley licensing contract.  The consultant was granted a warrant to purchase 55,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.18.  The warrant was to vest 15,000 shares at the signing of the Wiley contract, 15,000 shares at the Wiley launch and 25,000 shares at the earlier of the first anniversary date of the agreement or when sales of the Wiley branded products exceed 100,000 units. The second 15,000 warrant shares vested during the three months ended March 31, 2010 and $25,933 was expensed to investor relations and other consulting expense.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

See Note 5 for additional warrants issued during the three months ended March 31, 2009 related to the convertible notes payable.

The following represents a summary of the warrants outstanding at March 31, 2010 and 2009 and changes during the three months then ended:

	Three Months Ended
	March 31, 2010			March 31, 2009
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average	Aggregate
	of	Exercise	Intrinsic	Of	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Prices	Value
Outstanding, beginning of period	13,026,657	$1.20		11,029,890	$1.14
Issued	1,546,138	$1.25		1,218,300	$1.25
Exercised	(126,750)	$1.11		-	-
Outstanding, end of period	14,446,045	$1.20	$41,829,743	12,248,190	$1.16	$1,158,715
Exercisable, end of period	14,421,045	$1.20	$41,781,743	11,708,190	$1.15	$1,158,715

The following table summarizes information about warrants outstanding at March 31, 2010:

		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)
$ 1.00	2,704,840	1.61
$ 1.01	700,306	5.66
$ 1.20	324,875	2.76
$ 1.25	10,441,034	3.31
$ 1.80	2,500	4.07
$ 1.83	125,000	4.14
$ 2.05	77,490	4.48
$ 2.18	55,000	2.48
$ 2.25	15,000	4.39
	14,446,045

The weighted average grant date fair value of warrants granted during the three months ended March 31, 2010 and 2009 was $0.71 and $0.73 per share, respectively. As of March 31, 2010, 25,000 shares of common stock covered by a warrant, with an estimated remaining value of $43,222, remain unvested and will vest once a milestone has occurred per the underlying contract. The weighted average remaining life of the vested warrants is 3.10 years.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

Stock options

In January 2005, the Company adopted the CyberDefender Corporation 2005 Stock Option Plan (sometimes called the CyberDefender Corporation 2005 Equity Incentive Plan and referred to herein as the “2005 Plan”), which consists of equity programs that provide for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2005 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted from the 2005 Plan is 931,734 shares, of which 753,233 have been granted, 178,125 have been exercised and 376 are available to grant at March 31, 2010.

On October 30, 2006, the Company adopted the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The Company amended the 2006 Plan in June 2009 to increase the maximum number of shares available to be granted by 1,500,000 shares. The maximum aggregate amount of stock based awards that may be granted from the 2006 Plan is 2,875,000, shares of which 1,356,166 have been granted, 302,449 have been exercised and 1,216,385 are available to grant at March 31, 2010.

In January 2009, the Company granted Kevin Harris, the Company’s Chief Financial Officer, an option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share, vesting as follows: 25,000 of the option shares will vest upon grant; 25,000 of the option shares will vest three months after the grant date; and the balance of 150,000 option shares will vest in equal monthly increments over the term of his employment agreement.  In addition, per the terms of the employment agreement, on March 31, 2010 and 2009 the Company granted an option to purchase 25,000 shares of common stock at an exercise price of $1.00 per shares, vesting evenly over 24 months, as bonus compensation.

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

On January 17, 2009, the Company entered into a two month consulting agreement with a consultant for services relating to financial management and reporting.  As part of the agreement, the consultant was granted options to purchase 2,500 shares of common stock at an exercise price of $1.25 per share, per month for the term of the agreement.

During the three months ended March 31, 2010 and 2009, the Company granted to employees options to purchase a total of 94,813 and 38,000 shares of common stock, respectively, at prices ranging from $1.25 to $4.27 per share.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:
	Three Months
	March 31, 2010				March 31, 2009
			Weighted				Weighted
	Weighted		Average			Weighted	Average
	Number	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Options	Prices	Term	Value
Outstanding, beginning of year	1,856,293	$1.09			1,444,084	$0.83
Granted	119,813	$2.96			291,000	$1.04
Exercised	(28,958)	$1.17			-	$-
Forfeited	(37,749)	$1.85			(30,083)	$1.22
Outstanding, end of year	1,909,399	$1.19	7.44	$5,555,241	1,705,001	$0.86	7.78	$680,045
Vested, exercisable and expected to vest in the future	1,719,162	$1.09	7.25	$5,182,381	1,582,494	$0.84	7.67	$660,661
Exercisable, end of year	1,206,171	$0.84	6.55	$3,932,303	1,139,016	$0.75	7.12	$572,525

The weighted-average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $3.03 and $0.79 per option, respectively.

As of March 31, 2010 and 2009, 703,228 and 550,985 of the options granted are not vested with an estimated remaining value of $892,165 and $364,408, respectively. At March 31, 2010 and 2009, the remaining value of non vested options granted is expected to be recognized over the weighted average vesting period of 2.43 and 2.55 years, respectively.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $91,361 and $85,208 in selling, general and administrative expense for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010 and 2009, 28,958 and 0 employee stock options were exercised for total proceeds to the Company of $33,925 and $0, respectively.  The aggregate intrinsic value of the exercised options was $90,532 and $0 for the three months ended March 31, 2010 and 2009, respectively.

The Company recognizes the fair value of options issued to employees and consultants as stock-based compensation expense over the vesting period of the awards. The estimated fair value of options is based on the Black-Scholes pricing model.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

The Company was also required to make an interest payment to the 2006 Debenture holders on April 1, 2007. The Consent and Waiver allowed the Company to make the April 1 interest payment and pay the liquidated damages in one of two ways to be chosen by each holder. For payment of the 2006 Debenture holder’s pro rata portion of the April 1 interest payment, the 2006 Debenture holder could choose to increase the principal amount of his 2006 Debenture by his pro-rata share of the accrued interest amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. For payment of the 2006 Debenture holders pro rata portion of the liquidated damages, each 2006 Debenture holder had the same choice, that is, either to increase his 2006 Debenture by the pro rata liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. If all the 2006 Debenture holders were to choose to accept shares of the Company’s common stock in payment of the April 1 interest payment and the liquidated damages, the Company would be required to issue up to a total of 566,336 shares of the Company’s common stock. The Consent and Waiver allowed the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents. The Company issued 195,594 shares during 2007 as partial payment for these liquidated damages valued at $166,259. At March 31, 2010 and December 31, 2009, $3,658 of these damages remained in accrued expenses on the accompanying condensed balance sheets. The Company issued 190,090 shares in November and December 2007 as a partial payment in the amount of $161,580 for the April 1 interest. The Company issued 15,669 shares in January and February 2008 as a partial payment in the amount of $13,319 for the April 1 interest.

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726. On September 21, 2007 the Company received from the holders of the 2006 Debentures a second Consent and Waiver. The holders of the 2006 Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. The Company issued 135,063 shares in February 2008 as partial payment for these liquidated damages valued at $106,513. The Company issued 931 shares in April 2009 as partial payment for these liquidated damages valued at $791. At March 31, 2010 and December 31, 2009, $25,422 of these damages remained in accrued expenses on the accompanying condensed balance sheets. The Company issued 94,952 shares in February 2008 as a partial payment in the amount of $110,147 for the July 1 and October 1, 2007 interest payments.

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

According to the terms of the 2006 Debentures, the Company is to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest will be due. On September 22, 2008 the Company received from the holders of the 2006 Debentures a fourth Consent and Waiver of defaults of the 2006 Debentures. The holders of the 2006 Debentures agreed to accept either additional debentures or shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on April 1, July 1, and October 1, 2008, totaling $205,207.  In August 2008, certain holders of the 2006 Debentures converted $8,694 of accrued interest into 8,694 shares of common stock as more fully described below. The Company issued 6,250 shares in December 2008 as partial payment for $6,250 in interest. The Company failed to make the interest payments that were due on January 1, April 1, and July 1 2009, totaling $126,614. The Company issued 9,281 shares in April 2009 as partial payment for $7,886 in interest. In May 2009, the Company paid $56,575 for quarterly interest, which included $3,810 of penalty interest.  In September 2009, the Company paid $47,614 for quarterly interest. At March 31, 2010 and December 31, 2009, $69,982 remained in accrued interest on the 2006 Debentures and is included in accrued expenses on the accompanying condensed balance sheets.

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

The Company has accounted for the 2006 Debentures according to FASB ASC Topic 470, “Debt.” The value of the 2006 Debentures was allocated between the 2006 Debentures, the registration rights arrangement and the warrants, including the discount, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the discount, is being amortized over the term of the 2006 Debentures. The Company amortized $0 and $398,391 to interest expense for the three months ended March 31, 2010 and 2009, respectively, including the acceleration of amortization due to conversions discussed below.

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options were valued at $374,531 using the Black-Scholes option pricing model. These costs, totaling $1,592,046, are being amortized over the term of the 2006 Debentures. The Company recorded amortization of $0 and $199,165 to interest expense, including the acceleration of amortization due to conversions discussed below, related to the 2006 Debentures during the three months ended March 31, 2010 and 2009, respectively.

During the first quarter of 2009, certain holders of the 2006 Debentures converted $1,505,602 of principal into 1,505,602 shares of common stock at $1.00 per share.  The unamortized discount and the unamortized debt issuance costs on the converted notes were recorded as interest expense at the time of the conversion.

During the first quarter of 2009, certain holders of the 2006 Unsecured Debentures converted $234,341 of principal into 275,695 shares of common stock at $0.85 per share.

As of December 31, 2009, all of the holders of the 2006 Debentures and 2006 Unsecured Debentures had converted the outstanding principal amount to shares of common stock and all of the related note discount and debt issuance costs have been amortized to interest expense.

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

The total value of the 2008 Convertible Notes was allocated between the 2008 Convertible Notes and the warrants, including the discount, which amounted to $595,646 and $604,354, respectively. The discount of $604,354 ($158,886 was recorded in the first quarter of 2009) related to the warrants, including the discount, is being amortized over the term of the 2008 Convertible Notes. The Company amortized $0 and $164,824 to interest expense related to the 2008 Convertible Notes for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, $0 and $109,001 of accrued interest on these notes is included in accrued expenses on the accompanying condensed balance sheets.

In addition, as part of the transaction, the Company paid to the placement agent $72,000 and issued common stock purchase warrants to purchase an aggregate of 72,000 shares of common stock at $1.25 per share. The warrants were valued at $65,695 using the Black-Scholes option pricing model. These costs, totaling $137,695 ($39,497 was recorded in 2009), are being amortized over the term of the 2008 Convertible Notes.  The Company recorded amortization of $0 and $37,553 to interest expense during the three months ended March 31, 2010 and 2009, respectively.

On September 30, 2009, all of the holders of the 2008 Convertible Notes converted $1,200,000 of principal into 960,000 shares of common stock at $1.25 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

During May 2009, the Company entered into a ninth Consent and Waiver agreement whereby the holders of the 2006 Debentures agreed to allow the Company to sell up to $300,000 in aggregate principal amount of the Company’s 10% Convertible Promissory Notes (“2009 10% Convertible Notes”), due five months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.75 per share.  Subsequent to the execution of the Consent and Waiver, in May 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors to which it sold 2009 10% Convertible Notes in the aggregate principal amount of $300,000, which may be converted into an aggregate of 171,429 shares of common stock.  In conjunction with the sale of the 2009 10% Convertible Notes, the Company paid its placement agent a total of $12,000 in commissions, which was amortized in full during 2009.

The total value of the 2009 10% Convertible Notes was allocated between the 2009 10% Convertible Notes and the discount, which amounted to $19,715. The discount was amortized over the term of the 2009 10% Convertible Notes. At March 31, 2010 and December 31, 2009, $0 and $12,500 of accrued interest on these notes is included in accrued expense on the accompanying condensed balance sheets.

On September 30 2009, all of the holders of the 2009 10% Convertible Notes converted $300,000 of principal into 171,429 shares of common stock at $1.75 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

On November 4, 2009, the Company closed the sale and issuance of $2.2 million in aggregate principal amount of its 8% Secured Convertible Promissory Notes (the “2009 8% Convertible Notes”), convertible into common stock of the Company at a conversion price of $2.05 per share.  The Company has the right, up to and including the trading day immediately prior to the payment due date, to force the holders to convert all or part of the then outstanding principal amount of the 2009 8% Convertible Notes, plus accrued but unpaid interest, into shares of the Company’s common stock if the 10-day volume weighted average price (sometimes referred to as “VWAP”) exceeds 250% of the conversion price. All outstanding principal and interest of the 2009 8% Convertible Notes is due April 1, 2011.  Out of the total gross proceeds of the offering, the Company paid its placement agent $154,980 in commissions, equal to 7% of the gross proceeds of the offering, and issued to its placement agent a three year warrant to purchase 77,490 shares of common stock, equal to 3.5% of the number of shares of common stock into which the 2009 8% Convertible Notes initially may be converted, at an exercise price of $2.05 per share. The warrants were valued at $132,369 using the Black-Scholes option pricing model. These costs, totaling $287,349, are being amortized over the term of the 2009 8% Convertible Notes. The Company recorded amortization of $47,892 to interest expense during the three months ended March 31, 2010. In conjunction with the sale of the 2009 8% Convertible Notes, the Company executed a Security Agreement pursuant to which it granted to the note holders a first lien security interest, subject only to certain Permitted Liens which are defined in the Security Agreement, in certain collateral to secure payment of the 2009 8% Convertible Notes.

The total value of the 2009 8% Convertible Notes was allocated between the 2009 8% Convertible Notes and the discount, which amounted to $745,200. The discount is being amortized over the term of the 2009 8% Convertible Notes. The Company amortized $124,200 to interest expense related to the 2009 8% Convertible Notes for the three months ended March 31, 2010. At March 31, 2010 and December 31, 2009, $76,999 and $32,719 of accrued interest on these notes is included in accrued expenses on the accompanying condensed balance sheets.

On March 31, 2010, the Company sold and issued in a private placement to GRM a 9% Secured Convertible Promissory Note in the aggregate principal amount of $5,300,000 (the “GR Note”), due March 31, 2012.  The Company received net proceeds of $5,000,000 after payment of an issuance fee of $300,000 to GRM.  The Company has recorded the $300,000 as a discount to the GR Note as if the amount were an original issue discount. The GR Note will accrue simple interest at the rate of 9% per annum, payable on the first day of each calendar quarter in cash; provided, however, that GRM may elect to cause the accrued unpaid interest for any applicable quarter to be added to the then outstanding principal amount of the GR Note in lieu of a cash payment of interest by delivering written notice of such election to the Company no later than 15 days prior to the applicable interest payment date.  The Company may elect to make the first interest payment due July 1, 2010 either in cash or by adding it to the aggregate principal amount of the GR Note.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

Commencing 180 days after March 31, 2010, the outstanding principal amount of the GR Note and accrued unpaid interest due thereon may be converted, at GRM’s election, into the Company’s common stock at a conversion price of $3.50 per share (the “Conversion Price”), subject to adjustment only in the event of stock splits, dividends, combinations, reclassifications and the like.  If at any time after 180 days from the later of March 31, 2010 or such date when a registration statement filed with the SEC covering the resale of the shares issuable upon conversion of the GR Note becomes effective, the volume weighted average price of the Company’s common stock for each of any 30 consecutive trading days, which period shall have commenced after the effective date of such registration statement, exceeds 250% of the then applicable Conversion Price, and the daily trading volume for the common stock is at least 100,000 shares (subject to adjustment for stock splits, combinations, recapitalizations, dividends and the like) during such 30 trading day period, then the Company may force GRM to convert all or part of the then outstanding principal amount of the GR Note.  GRM has piggyback and demand registration rights with respect to the shares issuable upon conversion of the GR Note.

The Company has the right to prepay the GR Note at any time without penalty upon 30 days written notice to GRM.  GRM’s right to convert the GR Note (commencing 180 days after its issuance date), remains active during the prepayment notice period.  Therefore, if the Company notifies GRM of its election to prepay the GR Note sooner than 150 days from the issuance date of the GR Note, then GRM would be obligated to accept repayment in cash.

The Company granted GRM a first lien priority security interest in all of the Company’s assets securing the Company’s obligations under the GR Note, subject to certain permitted indebtedness and liens permitted in connection with the same.

The Company agreed that on or before 90 days following March 31, 2010, the Company shall: (i) cause each holder (each, a “Senior Debt Holder”) of the Company’s outstanding 2009 8% Convertible Notes, dated on or about November 5, 2009, in the aggregate principal amount of $2,214,000, to (A) be entirely converted, along with accrued unpaid interest thereon, into shares of the Company’s common stock in accordance with the terms thereof; or (B) expressly subordinate any lien which the  Senior Debt Holder holds in the Company's assets to the GR Note and the security interest granted to GRM pursuant to a written subordination agreement with GRM acceptable to GRM in its sole discretion; or (C) prepay the entire outstanding principal balance of each 2009 8% Convertible Note, and any accrued unpaid interest thereon and cause each of the 2009 8% Convertible Notes to be cancelled.

The total value of the GR Note was allocated between the GR Note and the discount, which amounted to $1,208,571 including the $300,000 issuance fee. The discount will be amortized over the term of GR Note. The Company amortized $0 to interest expense related to the GR Note for the three months ended March 31, 2010.

As part of the transaction, the Company incurred costs of approximately $51,000. These costs are being amortized over the term of the GR Note.  The Company recorded amortization of $0 to interest expense during the three months ended March 31, 2010 and 2009, respectively.

Convertible notes payable consist of the following:

	March 31, 2010	December 31, 2009
GR Note	5,300,000	-
2009 8% Convertible Notes	2,214,000	2,214,000
Unamortized discount	(1,705,371)	(621,000)
Convertible notes payable, net	$5,808,629	$1,593,000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Royalty Agreement

On July 24, 2009, the Company entered into a licensing agreement with Wiley Publishing, Inc., owner of the For Dummies® trademark, for use of the For Dummies® trademark in connection with the manufacture, development, operation, sale, distribution and promotion of the Company’s products.  The term of the agreement is five years with an option for the Company to renew for an additional five years provided that the Company has paid to Wiley a minimum royalty of $2,000,000 during the initial term of the agreement. The Company paid a $100,000 non-refundable royalty advance that is recorded in prepaid expenses on the accompanying balance sheet.  There was no royalty expense for the three months ended March 31, 2010.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company's primary offices are in Los Angeles, California.  The Company entered into a lease on October 19, 2007 which commenced on March 24, 2008 for approximately 4,742 rentable square feet of office space with a term of sixty-two months. On October 9, 2009, the Company entered into a second amendment of its lease with its current landlord to relocate and to occupy approximately 16,000 square feet in the building to accommodate growth. The lease calls for a base monthly rent of $35,060 with annual increases of 3% plus common area expenses with a term of ten years.  The Company’s rent on its original space was abated beginning July 1, 2009 and the abatement continues on the new space for a period of fourteen (14) months from the date the Company began to occupy the new space, which was February 1, 2010, as long as the Company abides by all the terms and conditions of the lease and if no event of default occurs. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. Aside from the monthly rent, the Company is required to pay its share of common operating expenses.

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

Guarantees and Indemnities

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company hedges some of the risk associated with these potential obligations by carrying general liability insurance. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed balance sheet.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 7 - RELATED PARTY TRANSACTIONS

Unionway International, LLC, an entity controlled by Bing Liu, a former officer, provided software development services to the Company. During the three months ended March 31, 2010 and 2009, the Company paid Unionway International, LLC $0 and $22,500, respectively.

The Company purchased promotional items with the Company’s name and logo on them from VK Productions, an entity controlled by Mr. Guseinov’s spouse. During the three months ended March 31, 2010, VK Productions invoiced the Company $6,173.

NOTE 8 - SUBSEQUENT EVENTS

On April 1, 2010, the Company and GRM entered into a License Agreement (the “License Agreement”) whereby the Company granted to GRM an exclusive royalty-bearing license to market, sell and distribute, in the United States through retail channels of distribution (such as retail stores, online retail storefronts, kiosks, counters and other similar retail channels) and television shopping channels (such as QVC and Home Shopping Network), and in certain foreign countries through retail channels, television shopping channels, direct response television and radio, and Internet websites associated with such marketing channels (other than www.cyberdefender.com), the Company’s line of antivirus and Internet security products or services (the “License”).

In consideration of the License, GRM will pay royalties to the Company on a product-by-product basis for each annual subscription and each annual renewal by end users of the products covered by the License Agreement.  Upon the achievement of certain milestones or conditions in the License Agreement, GRM will make annual advances of royalties to the Company in the amount of $250,000 per year.  If GRM fails to pay an annual advance when due, and if certain other conditions are met, the License shall become non-exclusive.

The License Agreement provides that GRM and the Company will share costs associated with localizing products and related material to comport to the language, laws and/or customs of foreign countries, subject to certain caps on GRM’s expenses with respect to such localization efforts. The Company will provide customer service and all product and technical support services to end users of the products in the United States and will retain all revenue from such services.  Additionally, with respect to each foreign country in which GRM markets the products, the Company will have the right to provide customer service and all product and technical support services to end users of the products in such foreign country.

The License Agreement also provides that, after certain conditions are met, the Company has the right to buy back and terminate the License as it relates to the territory of United States (the “Domestic Buy-Out Right”) and/or to the collective territories outside of the United States (the “International Buy-Out Right”).  The price to be paid by the Company in connection with the Domestic Buy-Out Right or International Buy-Out Right, as applicable, will be based on a combination of factors, including (i) the annualized gross revenue earned by GRM in connection with the sale and distribution of products in the applicable territory being “bought out” by the Company (the “Annualized Gross Revenue”), (ii) the enterprise value of the Company, (iii) the gross revenue of the Company for the 12 months preceding its exercise of such buy-out right and/or (iv) the fair market value of GRM’s rights under the License Agreement (with respect to the territory being “bought out” by the Company).   In no case, however, will the buy-out price be less than (a) 1.5 times the Annualized Gross Revenue, if the applicable buy-out right is exercised within one year of such right becoming exercisable, or (b) 3.0 times the Annualized Gross Revenue, if the applicable buy-out right is exercised at any time after the one-year anniversary of such right becoming exercisable.  The buy-out price will be payable in cash or in shares of the Company’s common stock, or any combination thereof, at GRM’s discretion.

The License Agreement may be terminated by mutual consent of the parties.  The License Agreement may also be terminated by either party upon a default of the other party under the License Agreement that remains uncured for 30 days following notice of such default.  Additionally, GRM may terminate the License Agreement at any time for convenience, provided that GRM may not market any antivirus or Internet security products or services that compete with the Company’s products or services in the distribution channels covered by the License Agreement for one year following such a termination for convenience.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS (Continued)

On April 26, 2010 the Company entered into an Amended and Restated Key Executive Employment Agreement with each of Gary Guseinov, the Company’s Chief Executive Officer, Kevin Harris, the Company’s Chief Financial Officer, and Igor Barash, the Company’s Chief Information Officer.

Amended and Restated Key Executive Employment Agreement with Gary Guseinov (the “Guseinov Agreement”)

The Guseinov Agreement has a term of three years commencing as of January 1, 2010 and will renew for successive one-year periods if not terminated sooner in accordance with its terms.  The Company will pay Mr. Guseinov an annual base salary of $281,250 plus certain reimbursable expenses.   The Company will review Mr. Guseinov’s base salary every six months and the Board may in its discretion increase Mr. Guseinov’s base salary at such intervals without amendment or modification of the Guseinov Agreement.  Mr. Guseinov will be entitled to participate in any incentive bonus compensation plan as the Board may adopt from time to time; provided that Mr. Guseinov may not receive more than 50% of his base salary for any twelve-month period.  The Company will provide, at its cost, at least $3,000,000 in key man life insurance on Mr. Guseinov’s life during the term of the Guseinov Agreement and Mr. Guseinov will have the right to designate the beneficiary of $1,000,000 of the policy or policies, and the Company will be the beneficiary of $2,000,000 of the policy or policies.  If the Company terminates Mr. Guseinov’s employment without cause during the term of the Guseinov Agreement, or takes actions that constitute constructive termination, then Mr. Guseinov will be entitled to accrued but unpaid salary, earned and pro rata bonus compensation, full vesting of all unvested stock and stock options, vested benefits under the Company’s employee benefit plans, continuing payment of Mr. Guseinov’s base salary in effect at the time of termination for the greater of nine months following the date of termination or the balance of the then applicable term and continuing coverage of Mr. Guseinov, his spouse and children, if any, at the Company’s expense, under any health and dental insurance plans that covered Mr. Guseinov immediately prior to his termination, for a period of six months following the date of termination.

Amended and Restated Key Executive Employment Agreement with Kevin Harris (the “Harris Agreement”)

The Harris Agreement has a term of three years commencing as of January 1, 2010 and will renew for successive one-year periods if not terminated sooner in accordance with its terms.  The Company will pay Mr. Harris an annual base salary of $237,500 plus certain reimbursable expenses.   The Company will review Mr. Harris’s base salary every six months and the Board may in its discretion increase Mr. Harris’s base salary at such intervals without amendment or modification of the Harris Agreement.  Mr. Harris shall retain his existing stock options for 400,000 shares exercisable for $1.00 per share granted pursuant to the terms of his original Key Executive Employment Agreement with the Company (which includes bonus options for 2009 and 2010), of which 325,000 option shares are deemed fully vested and the remaining 75,000 option shares will vest in three equal installments on June 30, 2010, September 30, 2010 and December 31, 2010.  Mr. Harris will receive an additional option to purchase 300,000 shares of common stock at an exercise price of $4.04 per share.   Mr. Harris will be entitled to participate in any incentive bonus compensation plan as the Board may adopt from time to time; provided that Mr. Harris may not receive more than 40% of his base salary for any twelve-month period.  The Company will provide, at its cost, at least $1,000,000 in term life insurance on Mr. Harris’s life during the term of the Harris Agreement and Mr. Harris will be the beneficiary of 100% of such policy or policies.  If the Company terminates Mr. Harris’s employment without cause during the term of the Harris Agreement, or takes actions that constitute constructive termination, then Mr. Harris will be entitled to accrued but unpaid salary, earned and pro rata bonus compensation, full vesting of all unvested stock and stock options, vested benefits under the Company’s employee benefit plans, continuing payment of Mr. Harris’s base salary in effect at the time of termination for the greater of nine months following the date of termination or the balance of the then applicable term and continuing coverage of Mr. Harris, his spouse and children, if any, at the Company’s expense, under any health and dental insurance plans that covered Mr. Harris immediately prior to his termination, for a period of six months following the date of termination.

Amended and Restated Key Executive Employment Agreement with Igor Barash (the “Barash Agreement”)

The Barash Agreement has a term of three years commencing as of January 1, 2010 and will renew for successive one-year periods if not terminated sooner in accordance with its terms.  The Company will pay Mr. Barash an annual base salary of $218,750 plus certain reimbursable expenses.   The Company will review Mr. Barash’s base salary every six months and the Board may in its discretion increase Mr. Barash’s base salary at such intervals without amendment or modification of the Barash Agreement.  The unvested portion of Mr. Barash’s existing stock option for 150,000 shares exercisable for $1.00 per share, granted on or about July 1, 2008, will immediately vest and Mr. Barash will receive an additional option to purchase 50,000 shares of common stock at an exercise price of $4.04 per share.   Mr. Barash will be entitled to participate in any incentive bonus compensation plan as the Board may adopt from time to time; provided that Mr. Barash may not receive more than 30% of his base salary for any twelve-month period.  The Company will provide, at its cost, at least $500,000 in term life insurance on Mr. Barash’s life during the term of the Barash Agreement and Mr. Barash will be the beneficiary of 100% of such policy or policies.  If the Company terminates Mr. Barash’s employment without cause during the term of the Barash Agreement, or takes actions that constitute constructive termination, then Mr. Barash will be entitled to accrued but unpaid salary, earned and pro rata bonus compensation, full vesting of all unvested stock and stock options, vested benefits under the Company’s employee benefit plans, continuing payment of Mr. Barash’s base salary in effect at the time of termination for the greater of six months following the date of termination or the balance of the then applicable term and continuing coverage of Mr. Barash, his spouse and children, if any, at the Company’s expense, under any health and dental insurance plans that covered Mr. Barash immediately prior to his termination, for a period of six months following the date of termination.

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

We do not intend to update forward-looking statements. You should refer to and carefully review the risks identified in the Company’s Form 10-K for the year ended December 31, 2009 and the information in future documents we file with the Securities and Exchange Commission.

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

The market in which we operate is highly competitive and rapidly changing. We believe we can be successful in this market due to several factors.  The first is our proprietary earlyNETWORK security platform that uses a secure peer-to-peer protocol, which we believe differentiates our core anti-malware product and allows us to combat threats faster and more cost effectively than our competitors. The second factor is that our security platform functions complimentary to other security suites allowing the consumer to adopt multiple security products for increased protection. The third factor is our focus on growing our technical support service offering as these services provide the consumer with our technical expertise necessary to insure that their technology is working properly, thereby providing them with a higher degree of security. The fourth factor is the expansion of our marketing efforts to (i) include direct-response marketing and retail distribution through partnerships with GR Match, LLC (“GRM”) and Allianex, leaders in those areas, and (ii) by expanding internationally through our partnership with GRM.  The fifth factor is our focus on expanding our product offerings by creating new products internally and by expanding the number of products marketed under the For Dummies® brand.

We believe that providing a “software only” solution to computer security problems is not as effective as our comprehensive solution, which includes security and optimization software in conjunction with access to remote technicians.  Our customers benefit from having a technician analyze their PC and repair problems that they do not have the expertise to resolve. While we still do not yet represent a significant presence in the security software industry, we believe that the combination of our software security and optimization solutions, our earlyNETWORK platform, our live remote tech-on-call capability and our direct response marketing focus, has improved our ability to expand our presence in the security software market.

We evaluate our financial performance utilizing a variety of indicators. Four of the primary indicators that we utilize to evaluate the ongoing performance of our business include gross sales (a non-GAAP measure), income/loss from operations, net cash used in operating activities and renewal revenue and renewal rates. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Gross sales are a non-GAAP measure which we define as total sales before refunds and chargebacks and before deferring revenue for GAAP purposes. We believe gross sales serves as an appropriate measure to be used in evaluating the performance of our business as it gives a better indication of our operating performance and the profitability of our marketing initiatives.  Gross sales for the three months ended March 31, 2010 increased $5.6 million, or 90%, to $11.8 million from $6.2 million for the three months ended March 31, 2009.  This increase was mainly attributable to our increased direct-response advertising efforts through our partnership with GRM.  Also, as detailed in the table in the section below titled “Trends, Events and Uncertainties”, both service revenues and renewal revenues more than doubled from the same period in the prior year.  The increase in our service revenues was a direct result of our efforts to increase service revenues through increased advertising and the expansion of our call center infrastructure.  Product and ancillary sales also showed increases from the same period in the prior year due to our increased marketing efforts.

Loss from operations for the three months ended March 31, 2010 decreased $3.5 million, or 86%, to $0.6 million from $4.0 million for the three months ended March 31, 2009. The improved results were primarily attributable to the increase in net revenues and the decrease in the value of warrants issued for investor relations and other related consulting services offset by increases in selling, general and administrative costs and product development costs.  The increase in product development costs is a direct result of our focus on expanding our product offering.  The increase in selling, general and administrative costs is primarily attributable to increased salaries and wages as a result of the expansion of our call center operations.

Net cash used in operating activities for the three months ended March 31, 2010 increased $0.2 million, or 20%, to $1.2 million from $1.0 million for the three months ended March 31, 2009. The increase is primarily attributable to the increase in restricted cash held by our credit card processor, increased costs related to the expansion of our internal call center operations and the increase in deferred charges as a result of our increased direct-response advertising offset by a lower loss from operations as described above.

Renewal revenue, on a non-GAAP gross basis, for the three months ended March 31, 2010 increased $0.6 million, or 120%, to $1.1 million from $0.5 million for the three months ended March 31, 2009. This increase was primarily attributable to the increase in our subscriber base due for renewal. Renewal rates have remained relatively consistent from the same period from the prior year.  We believe that we can improve our renewal rates, leading to increased renewal revenue. To that end, we have signed a contract with Vindicia, a consumer subscription billing platform, which we believe will help us improve customer retention. Renewal revenue is important to us for two reasons. The first is that when customers renew, it underscores our commitment to delivering top quality products and services. Second, the cost of renewal customers is minimal. As we continue to build our renewal base, our advertising costs as a percentage of revenue should decrease, which we expect to help us reach profitability.

There are challenges and risks associated with our recent growth and the many initiatives that we are focused on implementing.  Our growth may not continue as expected or at all.  Any one or all of our new initiatives may not produce the expected results including; (i) our contract with Vindicia to increase renewal rates, (ii) our new international and retail distribution licensing agreement with GRM, and (iii) our new products that we expect to launch under our brand and the For Dummies® brand.  If our growth does not continue or does not meet our expectations the costs incurred to expand our call center infrastructure may not produce a return on our investment and our costs may continue to exceed our revenues.

On March 31, 2010, we received net proceeds of $5 million from a promissory note issued to GRM as part of a strategic investment in the Company. This investment will be used to continue the expansion of our business. In addition to this investment, we signed a license agreement granting GRM certain international and domestic distribution rights which we believe will allow us to leverage GRM’s powerful international sales and distribution channels as well as augment our domestic retail marketing initiatives.

Additionally, a key goal for 2010 is to list our common stock on a national exchange.  We filed our application with NASDAQ in March 2010 and it is currently being reviewed. There is no assurance that our listing application will be approved.

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

Revenue recognition.  The Company sells products, services and packages that include both products and services.

The Company recognizes revenue from the sale of software licenses under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, “Software.”

Specifically, the Company recognizes revenues from its software products when all of the following conditions for revenue recognition are met:

i.	persuasive evidence of an arrangement exists,

ii.	the product or service has been delivered,

iii.	the fee is fixed or determinable, and

iv.	collection of the resulting receivable is reasonably assured.

As part of the sales price of some of its software licenses, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements. Certain of the Company’s software licenses are in substance a subscription and therefore the sale is deferred and recognized ratably over the term of the arrangement. Revenue is recognized immediately for the sale of products that do not require product updates.

The Company recognizes revenue from the sale of its technical support services under the guidance of the FASB ASC Topic 605-20, “Revenue Recognition – Services.” Revenue is recognized immediately for our one-time technical support service as it is performed when purchased. The Company recognizes a portion of the sale of one of its annual services at the time of purchase when all of the elements necessary for revenue recognition have occurred and the remaining revenue is deferred over the annual term.  Revenue is deferred and recognized over the term of the service agreements for the technical support services that are provided by third parties.

The Company recognizes revenue on the sale of bundled products based on the individual components included in the bundle.  Revenue is recognized on the individual components as detailed above.

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

The Company also offers MyIdentityDefender Toolbar free to the subscriber and still supports CyberDefender FREE 2.0, which was free to subscribers. Revenues are earned from advertising networks which pay the Company to display advertisements inside the software or through the toolbar search. The Company recognizes revenue from the advertising networks monthly based on a rate determined either by the quantity of the ads displayed or the performance of the ads based on the amount of times the ads are clicked by the user. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. The Company’s obligations do not include guarantees of a minimum number of impressions.

The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs when a customer contacts their issuing credit card company directly to request a refund instead of contacting the Company.  The Company’s third party processor is notified of any chargebacks by the issuing credit card company.  The third party processor reduces the amounts due to the Company as a result of any chargeback.  A majority of chargebacks occur within 30 days of the sale event and are recorded prior to closing the previous month’s accounting records.  The Company may voluntarily accept returns from a customer after 30 days of purchase. The returns are charged against revenues or deferred revenues (as applicable) upon receipt.

Advertising Costs. The Company has traditionally expensed most advertising costs as incurred. As a result of the Company’s shift to direct-response advertising as its primary customer acquisition strategy in October 2009, beginning in the fourth quarter of 2009, in accordance with FASB ASC Topic 340-20, Capitalized Advertising Costs, the Company began capitalizing its direct-response advertising costs and amortizing them over their expected period of future benefits, generally twelve months.

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

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Debt obligations	$7,514,000	$-	$7,514,000	$-	$-
Capital lease obligations	$219,082	$73,590	$145,492	$-	$-
Operating lease obligations	$4,437,494	$18,301	$896,564	$933,242	$2,589,387

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

Indemnities

During the normal course of business, we have agreed to certain indemnifications.  In the future, we may be required to make payments in relation to these commitments.  These indemnities include agreements with our current and former officers and directors which may require us to indemnify these individuals for liabilities arising by reason of the fact that they were or are officers or directors.  The duration of these indemnities varies and, in certain cases, is indefinite.  There is no limit on the maximum potential future payments we could be obligated to make pursuant to these indemnities.  We hedge some of the risk associated with these potential obligations by carrying general liability insurance.  Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in our condensed financial statements.

Trends, Events and Uncertainties

As described above in the discussion of revenue recognition, we generally receive payment upon the sale of our products and services and defer the revenue over the life of the license agreement or service plan, which range from one to three years.

The following table summarizes our GAAP revenue and deferred revenue for each quarter of the two most recently completed fiscal years as well as for the most recent quarter.

Quarter Ended	Net Revenue	Cumulative Deferred Revenue
31-Mar-08	$475,046	$1,019,071
30-Jun-08	742,862	$1,673,889
30-Sep-08	1,202,715	$3,220,738
31-Dec-08	2,467,136	$4,552,953
Fiscal Year 2008 Total	$4,887,759
31-Mar-09	$3,191,630	$6,687,198
30-Jun-09	3,686,644	$8,139,384
30-Sep-09	4,427,404	$9,656,352
31-Dec-09	7,536,215	$10,779,146
Fiscal Year 2009 Total	$18,841,893
31-Mar-10	$9,477,330	$11,619,760
Fiscal Year 2010 Total	$9,477,330

The following table summarizes our gross sales by category for each quarter of the two most recently completed fiscal years as well as for the most recent quarter. Gross sales are a non-GAAP measure that we use in assessing our operating performance. We define gross sales as total sales before refunds and chargebacks and before deferring revenue for GAAP purposes. We reference this non-GAAP financial measure frequently in our decision-making as management believes it provides a better indication of our operating performance and the profitability of our marketing initiatives. We include this non-GAAP financial measure in our earnings announcements in order to provide transparency to our investors and to enable investors to better understand our operating performance. However, we do not recommend that gross sales are solely used to assess our financial performance or to formulate investment decisions.

Quarter Ended	Software		Services		Ancillary		Renewals		Total
31-Mar-08	$147,423	25%	$68,597	11%	$72,858	12%	311,470	52%	$600,348
30-Jun-08	680,606	41%	300,939	18%	225,910	14%	445,790	27%	1,653,245
30-Sep-08	1,652,904	49%	853,629	26%	475,971	14%	358,434	11%	3,340,938
31-Dec-08	2,107,307	49%	1,493,234	35%	669,477	16%	-	0%	4,270,018
Fiscal Year 2008 Totals	$4,588,240	47%	$2,716,399	28%	$1,444,216	15%	$1,115,694	11%	$9,864,549

31-Mar-09	$2,475,095	40%	$2,645,857	43%	$606,051	10%	$463,948	7%	$6,190,951
30-Jun-09	2,501,266	40%	2,678,978	43%	584,144	9%	466,747	8%	6,231,135
30-Sep-09	2,666,274	40%	2,915,731	43%	461,120	7%	699,068	10%	6,742,193
31-Dec-09	4,401,569	45%	3,705,830	38%	982,460	10%	717,949	7%	9,807,808
Fiscal Year 2009 Totals	$12,044,204	42%	$11,946,396	41%	$2,633,775	9%	$2,347,712	8%	$28,972,087

31-Mar-10	$4,092,152	35%	$5,802,486	49%	$856,297	7%	$1,062,473	9%	$11,813,408
Fiscal Year 2010 Totals	$4,092,152	35%	$5,802,486	49%	$856,297	7%	$1,062,473	9%	$11,813,408

The tables above indicate an upward trend in gross sales, GAAP revenue and deferred revenue resulting from our focus on promoting our new products and services and the addition of our new marketing channels, as discussed above.  We cannot guarantee that this upward trend will continue, even with increased spending on advertising.

Reconciliation of GAAP to Non-GAAP Financial Measures

The following is a reconciliation of gross sales to net revenue for the three months ended March 31, 2010 and 2009:

	2010	2009
Gross Sales	11,813,408	6,190,951
Less: Returns and chargebacks	(1,495,464)	(865,076)
Less: Change in deferred revenue	(840,614)	(2,134,245)
Net revenue	9,477,330	3,191,630

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Revenue

			Change in
	2010	2009	$	%
Revenue	$9,477,330	$3,191,630	$6,285,700	197%

The increase in net revenue was primarily attributable to our increased direct-response advertising efforts through our partnership with GRM and the increase in our service revenue as a result of our efforts to increase service revenue through increased advertising and the expansion of our call center operations. See the discussion of advertising expenses below. Revenue from product sales increased $2.7 million, or 159%, to $4.4 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009. Revenue from services increased $3.1 million, or 344%, to $4.0 million for the three months ended March 31, 2010 from $0.9 million for the three months ended March 31, 2009.

Cost of Sales

			Change in
	2010	2009	$	%
Cost of Sales	$3,155,050	$679,704	$2,475,346	364%

This increase in cost of sales was primarily attributable to the expansion of our internal and external call center operations to support the increase in sales of our technical support services. Cost of sales includes compensation related expenses of our internal technical support staff, costs associated with the training and initial launch of our services agreement with an external call center as well as the cost of outsourced technical support representatives provided by a third party on a revenue share basis. Compensation-related expenses for our internal technical support staff totaled $0.8 million for the three months ended March 31, 2010 as compared to $0 for the three months ended March 31, 2009. Expenses related to the training and initial launch of the external call center totaled $0.8 million for the three months ended March 31, 2010 as compared $0 for the three months ended March 31, 2009. Outsourced technical support commissions increased $0.8 million, or 160%, to $1.3 million for the three months ended March 31, 2010 from $0.5 million for the three months ended March 31, 2009.

Operating Expenses

Advertising

			Change in
	2010	2009	$	%
Advertising	$3,067,893	$3,743,694	$(675,801)	(18)%

Advertising costs are comprised primarily of media and channel fees, including online and offline advertising and related functional resources. Media and channel fees fluctuate by channel.  This decrease was primarily attributable to the Company decreasing its online advertising and the adoption of FASB ASC Topic 340-20, Capitalized Advertising Costs in October 2009. During the fourth quarter of 2009, the Company began capitalizing its direct-response advertising costs and amortizing them over their expected period of future benefits, generally twelve months.  Capitalized advertising costs increased to $4.0 million at March 31, 2010 from $2.3 million at December 31, 2009.

Product Development

			Change in
	2010	2009	$	%
Product Development	$752,127	$299,737	$452,390	151%

Product development expenses are primarily comprised of research and development costs associated with the continued development of both current and new products. This increase is primarily attributable to increased staffing to ensure the ongoing support and improvement of all of our products and as a result of the increase in the number of products currently offered and expected to be offered under the For Dummies® brand.

Selling, General and Administrative

			Change in
	2010	2009	$	%
S,G & A	$2,877,213	$1,251,557	$1,625,656	130%

Selling, general and administrative expenses are primarily comprised of salaries and wages, third party credit card processing fees, legal and professional fees, rent and other normal operating expenses.

This increase was primarily attributable to an increase in salaries and wages and related compensation expenses, i.e. benefits and payroll taxes, due to the increase in staffing across all departments required as a result of the increase in sales. The largest increase was seen in our customer service department. Additionally, there was an overall increase in expenses in all S,G & A categories due to the increased staffing and sales activities in the current period. S,G & A has decreased as a percentage of net sales to 30% for the three months ended March 31, 2010 from 39% for the three months ended March 31, 2009.

Investor Relations and Other Related Consulting

			Change in
	2010	2009	$	%
Investor relations and other related consulting	$165,045	$1,220,002	$(1,054,957)	(86)%

This decrease was primarily attributable to the fact that no new stock or warrants for services were issued during the three months ended March 31, 2010.  The current period expense relates to the vesting of warrants granted in the prior year and issued for services as more fully described in the notes to the financial statements.

Loss From Operations
			Change in
	2010	2009	$	%
Loss from operations	$560,240	$4,013,400	$(3,453,160)	(86)%

The decrease was primarily attributable to the increase in net revenues and the decrease in the value of warrants issued for investor relations and other related consulting offset by increases in selling, general and administrative costs and product development costs.  The increase in costs is described above.

Other Income/(Expense)

Change in fair value of derivative liabilities

			Change in
	2010	2009	$	%
Change in fair value of derivative liabilities	$-0-	$109,058	$(109,058)	(100%)

As more fully described in the notes to the financial statements, on January 1, 2009 we adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” that apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative.  As such, we were required to reclassify certain amounts from the equity section of the balance sheet to the liabilities section.  In addition, the value of these instruments must be reassessed by us as of each balance sheet date.  During August 2009, the Company obtained waivers from the warrant and note holders that forever waive, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of certain anti-dilution provisions included in the warrants and notes. As a result of obtaining the waivers, the warrants and notes are now afforded equity treatment. The change in fair value of these instruments for the three months ended March 31, 2009 resulted in a gain of $109,058.

Interest expense, net

			Change in
	2010	2009	$	%
Interest expense, net	$1,320,487	$912,509	$407,978	45%

The increased interest expense was primarily attributable to the vesting of the GRM warrants, in accordance with the Media and Marketing Services Agreement, offset by the decrease in interest and amortization expense from the 10% Convertible Promissory Notes and the 10% Secured Debentures that were converted during 2009.

Liquidity and Capital Resources

As detailed in the section above titled “Trends, Events and Uncertainties”, our revenues have been increasing on a quarterly basis since January 2008.

To help with our cash flow, we occasionally sell our debt or equity securities.  We currently have outstanding $2.2 million in principal amount of our 8% convertible debt securities and $5.3 million principal amount of our 9% convertible debt securities.

At March 31, 2010, we had cash totaling $6.9 million.  In the three months ended March 31, 2010, we generated positive cash flows of $3.6 million.

Cash provided/(used) during the three months ended March 31, 2010 included:

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2010 was primarily the result of our net loss of $1.9 million.  Net loss was adjusted for non-cash items such as amortization of debt discount of $0.1 million, provision of doubtful accounts receivables of $0.1 million, compensation expense for vested stock options of $0.1 million, warrants issued for interest of $1.1 million and shares and warrants issued for services of $0.2 million. Other changes in working capital accounts include an increase in restricted cash of $0.4 million, an increase in accounts receivable of $0.3 million, an increase in deferred charges of $1.7 million, an increase in accounts payable and accrued expenses of $0.5 million and an increase of $0.8 million in deferred revenue resulting from higher new customer and renewal sales.

Our primary source of operating cash flow is the collection of sales receipts from our customers and the timing of payments to our vendors and service providers.  During the three months ended March 31, 2010, we began offering payment plans to our customers for the purchase of multi-year technical support service plans. We expect this change to increase gross sales but to also impact operating cash flow as sales receipts will be spread over three months instead of being received upon the sale.

The increase in cash related to accounts payable and accrued expenses was $0.5 million.  Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable.  We typically pay our vendors and service providers in accordance with invoice terms and conditions.  The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.  We did not make any significant changes to the timing of payments to our vendors during the three months ended March 31, 2010.

Our working capital at March 31, 2010, defined as current assets minus current liabilities, was $0.7 million as compared to a working capital deficit of $(3.9) million at December 31, 2009.  The increase in working capital of approximately $4.6 million from December 31, 2009 to March 31, 2010 was primarily attributable to an increase in cash of $3.6 million, an increase in restricted cash of $0.4 million and an increase in deferred charges of $1.7 million offset by an increase in accounts payable and accrued expenses of $0.5 million and an increase in deferred revenue of $0.8 million, resulting from increased sales.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2010 was $0.4 million, which was used for property and equipment purchases.  We expect to continue to purchase property and equipment in the normal course of our business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes in computer hardware and software used in our business.  Net cash used in investing activities during the three months ended March 31, 2009 was $0 and also related to the purchase of property and equipment.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2010 was $5.1 million, which was primarily the result of the net proceeds of $4.9 million from the issuance of a convertible note and the exercise of common stock warrants and stock options totaling $0.2 million.  Cash provided by financing activities during the three months ended March 31, 2009 was primarily the result of issuances of notes payable, net of commissions, totaling $0.3 million.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the significant deficiency described below.

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

A significant deficiency is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5), that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following significant deficiency which has caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Remediation of Significant Deficiency

We have attempted to remediate the deficiency in our disclosure controls and procedures identified above by hiring a full-time CFO, with SEC reporting experience, in January 2009 and two additional accounting personnel during 2009 to allow us to refine and document our internal controls and procedures.  Additionally, we hired a controller as of May 10, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 4, 2010, Scott Wade, a former employee, filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, alleging wrongful termination, disability discrimination, failure to pay wages and breach of contract.  Mr. Wade seeks an unspecified amount of damages (general and special, statutory and punitive) as well as injunctive relief and attorney’s fees and court costs.  The Company believes the claim is without merit and intends to vigorously defend it.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, four investors exercised warrants to purchase 126,750 shares of common stock exercisable at prices ranging from $1.00 to $1.25 per share. We relied on section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as the securities were issued to accredited investors without any form of general solicitation or general advertising.

For information relating to additional unregistered securities that were sold during the three months ended March 31, 2010, please see our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on April 6, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

According to the terms of our 2006 Debentures, we are to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest was due. We failed to make all of the interest payments that were due. On March 31, 2010, we have accrued $69,982 in interest due through September 12, 2009 under these obligations.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

 None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
3.2.1	Amendment No. 1 to Bylaws (2)
3.2.2	Amendment No. 2 to Bylaws (2)
10.1	Loan and Securities Purchase Agreement dated March 31, 2010 between the registrant and GR Match, LLC*
10.2	9% Secured Convertible Promissory Note dated March 31, 2010 in favor of GR Match, LLC*
10.3	Security Agreement dated March 31, 2010 between the registrant and GR Match, LLC*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.

(2)	Incorporated by reference from Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May10, 2010.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

Date: May 17, 2010	By:	/s/ Gary Guseinov
Gary Guseinov, President and
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Kevin Harris
Kevin Harris, Chief Financial Officer