Form 10-K/A
period 2009-12-31
CYBERDEFENDER CORP
filed 2010-07-08
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

☒	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number	000-53475

CYBERDEFENDER CORPORATION
(Name of registrant in its charter)

Delaware	65-1205833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

617 West 7th Street, Suite 1000, Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

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

On July 7, 2010 we received a comment letter from the Securities and Exchange Commission relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which we filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Report”).  The primary purpose of this amendment to the Original Report (the “Amendment”) is to respond to the comment letter.

In this Amendment we have revised the disclosure at Item 13 to include information that was inadvertently left out of the discussion.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Using the definition of “independent” as that term is defined under the rules of the NASDAQ Capital Market, we determined that none of our directors qualified as an independent director on April 30, 2010.

For the period from January 1, 2008 through April 30, 2010, described below are certain transactions or series of transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

Beginning on October 30, 2006 and continuing thereafter, we entered into Indemnification Agreements with all persons who have provided services to us as directors and with certain of our officers, all of whom are sometimes collectively referred to in this discussion as the “indemnified parties” or individually referred to as an “indemnified party”. The agreements require us to provide indemnification for the indemnified parties for expenses (including attorneys’ fees, expert fees, other professional fees and court costs, and fees and expenses incurred in connection with any appeals), judgments (including punitive and exemplary damages), penalties, fines and amounts paid in settlement (if such settlement is approved in advance by us, which approval shall not be unreasonably withheld) actually and reasonably incurred by the indemnified parties in connection with any threatened, pending or completed action or proceeding (including actions brought on our behalf, such as shareholder derivative actions), whether civil, criminal, administrative or investigative, to which he is or was a party, a witness or other participant (or is threatened to be made a party, a witness or other participant) by reason of the fact that he is or was a director, officer, employee or agent of ours or of any of our subsidiaries. The indemnification covers any action or inaction on the part of the indemnified party while he was an officer or director or by reason of the fact that he is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. We must advance the costs of the fees and expenses within 20 days following the delivery of a written request from an indemnified party. The indemnified parties have agreed to promptly repay the advances only if, and to the extent that, it is ultimately determined by the court (as to which all rights of appeal therefrom have been exhausted or lapsed) that the indemnified party is not entitled to the indemnity. The indemnified parties’ obligations to repay us for any such amounts are unsecured and no interest will be charged thereon. We also agreed to indemnify the indemnified parties to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of the Indemnification Agreements, our articles of incorporation, our bylaws or by statute. In the event of any change, after the date of the Indemnification Agreements, in any applicable law, statute or rule which expands the right of a California corporation to indemnify a member of its board of directors or an officer, such changes shall be within the purview of the indemnified parties’ rights and our obligations under the Indemnification Agreements. In the event of any change in any applicable law, statute or rule which narrows the right of a California corporation to indemnify a member of its board of directors or an officer, such changes, to the extent not otherwise required by such law, statute or rule to be applied to the Indemnification Agreements will have no effect on the rights and obligations of the indemnified parties and the company under them. The indemnification provided by the Indemnification Agreements is not exclusive of any rights to which the indemnified parties may be entitled under our articles of incorporation, bylaws, any agreement, any vote of shareholders or disinterested directors or the California Corporations Code. The indemnification provided under the Indemnification Agreements continues for any action taken or not taken while an indemnified party serves in an indemnified capacity, even though he may have ceased to serve in such capacity at the time of any action or other covered proceeding. If the indemnification provided for in the Indemnification Agreement is unavailable to an indemnified party, in lieu of indemnifying the indemnified party we will contribute to the amount incurred by him, whether for judgments, fines, penalties, excise taxes, amounts paid or to be paid in settlement and/or for expenses, in connection with any claim relating to an indemnifiable event, in such proportion as is deemed fair and reasonable by the court before which the action was brought. We are not obligated to provide indemnification pursuant to the terms of the Indemnification Agreements

•
for any acts or omissions or transactions from which a director may not be relieved of liability under the California General Corporation Law; or for breach by an indemnified party of any duty to us or our shareholders as to circumstances in which indemnity is expressly prohibited by Section 317 of the California General Corporation Law; or

•
with respect to proceedings or claims initiated or brought voluntarily by an indemnified party not by way of defense, (except with respect to proceedings or claims brought to establish or enforce a right to indemnification) although such indemnification may be provided if our Board of Directors has approved the initiation or bringing of such proceeding or claim; or

•
with respect to any proceeding instituted by the indemnified party to enforce or interpret the Indemnification Agreement, if a court of competent jurisdiction determines that each of the material assertions made by the indemnified party in such proceeding was not made in good faith or was frivolous; or

•
for expenses or liabilities of any type whatsoever which have been paid directly to an indemnified party by an insurance carrier under a policy of directors’ and officers’ liability insurance maintained by us; or

•
for expenses and the payment of profits arising from the purchase and sale by an indemnified party of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute.

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

On March 4, 2008 we entered into an Independent Contractor Agreement with Mr. Bing Liu, a former director and employee, for his services as a software architect. The term of the agreement was five months, but the agreement could be terminated by either party upon 30 days notice, or immediately if Mr. Liu failed to discharge his obligations under the agreement. We agreed to pay Mr. Liu the sum of $8,000 per month in exchange for his services and we agreed to reimburse Mr. Liu for expenses incurred by him in rendering services under the agreement.

On August 1, 2008 we entered into another Independent Contractor Agreement with Mr. Liu. The term of the agreement was five months, but the agreement could be terminated by either party upon 30 days notice, or immediately if Mr. Liu failed to discharge his obligations under the agreement. We agreed to pay Mr. Liu the sum of $8,000 per month for the month of August and $9,000 per month for the remaining term of the agreement in exchange for his services. We agreed to reimburse Mr. Liu for expenses incurred by him in rendering services under the agreement.

From time-to-time, Unionway International, LLC, an entity controlled by Mr. Liu, provides software development services to us.  On January 1, 2009, we entered into a three-month Consulting Agreement with Unionway International, LLC. As part of the agreement, Mr. Liu was granted a 10-year option to purchase 18,000 shares of our Common Stock at an exercise price of $1.00 per share vesting in equal monthly increments over the term of the agreement as compensation for 2008 achievements. In addition, Mr. Liu was granted a 10-year option to purchase 5,000 shares of our Common Stock at an exercise price of $1.00 per share vesting 2,500 shares on January 1, 2009, 1,250 shares on February 1, 2009 and 1,250 shares on March 1, 2009. On April 1, 2009, we entered into a three-month consulting agreement with Unionway International, LLC, again for consulting services. As part of the agreement, Mr. Liu was granted a 10-year option to purchase 15,000 shares of Common Stock at an exercise price of $1.25 per share vesting over the term of the agreement. During the fiscal year ended December 31, 2009, we paid a total of $49,500 to Unionway International, LLC for the services provided to us. During the fiscal year ended December 31, 2008, we paid Unionway International, LLC $92,000 for software development services. Because Mr. Liu was a director during 2008, the negotiation of the compensation for these services was not done “at arm’s length”. However, we believe that we received fair value in the services provided to us by Unionway International, LLC and that if we were to pay an independent provider for the services, we would pay approximately the same amount per month. Mr. Liu resigned as a director in June 2009.

On February 4, 2008 our board of directors approved an independent contractor agreement with Mr. Michael Barrett. The term of the agreement was six months. Pursuant to the agreement, Mr. Barrett provided consulting services to us as our Chief Financial Officer. We agreed to pay Mr. Barrett the sum of $6,000 per month for the months of February and March 2008. Beginning on April 1, 2008, Mr. Barrett’s cash compensation was reduced to $4,000 per month. We also issued to Mr. Barrett an option to purchase 20,000 shares of our Common Stock at a price of $1.00 per share. The right to purchase 10,000 shares vested on April 30, 2008. The right to purchase the remaining 10,000 shares of Common Stock vested at the end of the term. On April 16, 2008, we granted to Mr. Barrett an option to purchase 20,000 shares of Common Stock at a price of $1.00 per share. On August 6, 2008 our board of directors approved a second independent contractor agreement with Mr. Barrett. Pursuant to the agreement, Mr. Barrett continued to provide services to us as our Chief Financial Officer through September 30, 2008. We agreed to pay Mr. Barrett at the rate of $6,000 per month for his services. We also agreed to grant to Mr. Barrett options to purchase 10,000 shares of our Common Stock at a price of $1.30 per share. The right to purchase the Common Stock vested in equal increments of 5,000 shares per month over the term of the contract. In exchange for this compensation, Mr. Barrett provided his services to us for 10 to 15 hours per week. On October 1, 2008, we extended Mr. Barrett’s agreement through November 30, 2008 and we granted to Mr. Barrett an option to purchase 10,000 shares of Common Stock at a price of $1.00 per share. On December 1, 2008, we extended Mr. Barrett’s agreement through December 15, 2008 and granted to Michael Barrett an option to purchase 2,500 shares of Common Stock at a price of $1.20 per share. On January 17, 2009, we entered into a two-month consulting agreement with Michael Barrett for consulting services relating to financial management and reporting. As part of the agreement, Mr. Barrett was granted an option to purchase 2,500 shares of Common Stock at an exercise price of $1.25 per share, per month for the term of the agreement.

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

During the fiscal year ended December 31, 2009, we purchased promotional items with the Company’s name and logo on them from VK Productions, an entity controlled by Mr. Guseinov’s spouse. During the year ended December 31, 2009, VK Productions invoiced us $36,453.

On October 1, 2009, we granted to Igor Barash, Chief Product Officer, in accordance with the terms of his employment agreement dated July 1, 2008, an option to purchase 150,000 shares of Common Stock under the 2006 Plan at a price of $1.00 per share vesting over four years from the date of the employment agreement. In addition, we granted to Mr. Barash an option to purchase 47,000 shares of Common Stock under the 2006 Plan, at a price of $1.00 per share in accordance with the terms of his prior employment agreement dated November 23, 2005.

On March 24, 2009 we entered into a Media and Marketing Services Agreement (the “Agreement”) with GR Match, LLC (“GRM”), the beneficial owner of more than 5% of our common stock. In conjunction with this transaction, we granted three warrants to GRM (the “GRM Warrants”). Information regarding the Agreement and the GRM Warrants is incorporated herein by reference to Item No. 1 of our Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the Securities and Exchange Commission on March 31, 2009.

On June 4, 2009 we and GRM signed the First Amendment to Media and Marketing Services Agreement which extended the term from August 31, 2010 to June 1, 2011.

In order to extend the benefits of the Agreement to the advertising, marketing and sale of certain private label products, on October 26, 2009 GRM executed the Second Amendment to Media and Marketing Services Agreement (the “Second Amendment”), which we received on November 2, 2009. In conjunction with executing the Second Amendment, we also agreed to modify the GRM Warrants. Information regarding the Second Amendment and the modifications to the GRM Warrants is included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2009, which we incorporate herein by reference.I

On June 4, 2009, pursuant to a Securities Purchase Agreement dated June 3, 2009 (the “Securities Purchase Agreement”), we closed the sale and issuance to GRM of 1,142,860 shares of common stock for an aggregate purchase price of $2,000,005.  Information regarding this transaction is included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2009, which we incorporate herein by reference.

On November 2, 2009 we received from GRM an executed copy of the First Amendment to the Securities Purchase Agreement, which was dated October 26, 2009. Information regarding this transaction is included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2009, which we incorporate herein by reference.

On March 31, 2010, pursuant to the terms of a Loan and Securities Purchase Agreement, we sold and issued in a private placement to GRM a 9% Secured Convertible Promissory Note in the aggregate principal amount of $5,300,000, due March 31, 2012. We received net proceeds of $5,000,000 after payment of an issuance fee of $300,000 to GRM. During the period from the date of the loan to April 30, 2010, the largest amount of principal outstanding was $5,300,000 and no principal or interest payments had been made. The amount of principal and interest outstanding on April 30, 2010 was $5,339,750. Information regarding this transaction is included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010, which we incorporate herein by reference.

On April 1, 2010, we and GRM entered into a License Agreement whereby we granted to GRM an exclusive royalty-bearing license to market, sell and distribute, in the United States through retail channels of distribution (such as retail stores, online retail storefronts, kiosks, counters and other similar retail channels) and television shopping channels (such as QVC and Home Shopping Network), and in certain foreign countries through retail channels, television shopping channels, direct response television and radio, and Internet websites associated with such marketing channels (other than www.cyberdefender.com), our line of antivirus and Internet security products or services. Information regarding this transaction is included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2010, which we incorporate herein by reference.

Pursuant ot the terms of the Agreement we entered into on March 24, 2009 with GRM, GRM is permitted to appoint one member to our board of directors. On July 21, 2009 GRM appointed Mr. Bennet Van de Bunt to our board of directors. On January 1, 2010 Mr. Van de Bunt resigned from our board of directors, and GRM appointed Mr. Luc Vanhal in his place. Mr. Vanhal resigned this position as of February 28, 2010 and on March 22, 2010, GRM reappointed Bennet Van De Bunt as a director.

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

Date: July 8, 2010	CYBERDEFENDER CORPORATION

	By:	/s/ Gary Guseinov
Gary Guseinov
Chief Executive Officer

	By:	/s/ Kevin Harris
Kevin Harris
Chief Financial Officer