Form 10-Q
period 2010-06-30
CYBERDEFENDER CORP
filed 2010-08-09
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 333-138430

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-1205833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
☐ Yes  ☒ No

As of August 5, 2010, 27,026,109 shares of the registrant’s common stock, $0.001 par value, were outstanding.

CYBERDEFENDER CORPORATION
FORM 10-Q
June 30, 2010

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009 (1)
ASSETS
CURRENT ASSETS:
Cash	$4,896,518	$3,357,510
Restricted cash	2,059,028	1,565,841
Accounts receivable, net	1,146,705	489,464
Deferred financing costs, current	25,509	191,566
Prepaid expenses	215,885	302,291
Deferred charges, current	8,786,348	5,629,288

Total Current Assets	17,129,993	11,535,960

PROPERTY AND EQUIPMENT, net	852,705	242,927
DEFERRED FINANCING COSTS, net of current portion	19,132	47,892
DEFERRED CHARGES, net of current portion	510,252	609,904
OTHER ASSETS	110,028	67,605

Total Assets	$18,622,110	$12,504,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$6,281,488	$4,893,186
Accrued expenses	1,446,760	862,023
Deferred revenue, current	10,112,645	9,662,030
Capital lease obligations, current	90,992	9,410

Total Current Liabilities	17,931,885	15,426,649

DEFERRED RENT	254,197	65,938
DEFERRED REVENUE, less current portion	1,968,789	1,117,116
CONVERTIBLE NOTES PAYABLE, net of discount	4,242,500	1,593,000
CAPITAL LEASE OBLIGATIONS, less current portion	137,536	9,708

Total Liabilities	24,534,907	18,212,411

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001; 100,000,000 shares authorized; 27,023,709 and 25,673,967 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	27,024	25,674
Additional paid-in capital	39,628,942	33,058,128
Accumulated deficit	(45,568,763)	(38,791,925)

Total Stockholders’ Deficit	(5,912,797)	(5,708,123)
Total Liabilities and Stockholders’ Deficit	$18,622,110	$12,504,288

(1)	Derived from audited financial statements

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

REVENUES:
Net sales	$9,712,586	$3,686,644	$19,189,916	$6,878,274

COST OF SALES	4,013,801	753,324	7,168,851	1,433,028

GROSS PROFIT	5,698,785	2,933,320	12,021,065	5,445,246

OPERATING EXPENSES:
Advertising	3,407,239	3,408,307	6,475,132	7,152,001
Product development	963,392	365,497	1,715,519	665,234
Selling, general and administrative	3,722,377	1,565,995	6,599,590	2,817,552
Investor relations and other related consulting	-	1,346,207	165,045	2,566,209
Depreciation and amortization	54,903	9,760	75,145	20,096
Total Operating Expenses	8,147,911	6,695,766	15,030,431	13,221,092

LOSS FROM OPERATIONS	(2,449,126)	(3,762,446)	(3,009,366)	(7,775,846)

OTHER INCOME/(EXPENSES):
Change in the value of derivative liabilities	-	-	-	109,058
Interest expense, net	(2,446,585)	(1,052,921)	(3,767,072)	(1,965,430)
Total Other Expenses, net	(2,446,585)	(1,052,921)	(3,767,072)	(1,856,372)

LOSS BEFORE INCOME TAX EXPENSE	(4,895,711)	(4,815,367)	(6,776,438)	(9,632,218)

INCOME TAX EXPENSE	200	200	400	400

NET LOSS	$(4,895,911)	$(4,815,567)	$(6,776,838)	$(9,632,618)

Basic and diluted net loss per share	$(0.19)	$(0.24)	$(0.26)	$(0.50)

Weighted Average Shares Outstanding:
Basic and diluted	26,427,048	20,392,487	26,094,502	19,198,137

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,776,838)	$(9,632,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	772,071	783,294
Provision for doubtful accounts receivable	165,330	-
Change in fair value of derivative liabilities	-	(109,058)
Depreciation and amortization	75,145	20,096
Compensation expense from vested stock options	390,314	141,637
Amortization of deferred financing costs	245,835	302,752
Warrants issued for interest	2,557,155	295,722
Shares and warrants issued for services	165,045	2,206,248
Warrants issued in connection with warrant tender offer	-	500,630
Changes in operating assets and liabilities:
Restricted cash	(493,187)	(632,487)
Accounts receivable	(822,571)	53,238
Prepaid expenses	86,406	137,722
Deferred charges	(3,057,408)	(1,549,181)
Other assets	(42,423)	(6,363)
Accounts payable and accrued expenses	2,260,437	(409,129)
Deferred revenue	1,302,288	3,586,431
Cash Flows Used In Operating Activities:	(3,172,401)	(4,311,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(424,631)	(6,567)
Cash Flows Used In Investing Activities	(424,631)	(6,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable, net of costs	4,948,982	621,700
Principal payments on capital lease obligations	(50,882)	(13,046)
Proceeds from exercise of stock options	53,765	83,086
Proceeds from exercise of stock warrants, net of placement fees	184,175	1,899,420
Proceeds from sale of stock, net of placement fees	-	3,106,880
Cash Flows Provided by Financing Activities	5,136,040	5,698,040

NET INCREASE IN CASH	1,539,008	1,380,407

CASH, beginning of period	3,357,510	779,071

CASH, end of period	$4,896,518	$2,159,478

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$800
Cash paid for interest	$121,501	$67,317

Supplemental schedule of non-cash investing and financing activities:
Discount on note payable	$1,208,571	$178,602
Property and equipment acquired through capital lease obligations	$260,292	$-
Warrants issued in connection with sale of stock	$-	$18,197
Conversion of notes payable and accrued interest to common stock	$2,313,139	$1,908,495
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$-	$7,065,940
Cumulative effect of accounting change to retained earnings for derivative liabilities	$-	$723,930
Value of warrants and embedded conversion features recorded to derivative liabilities	$-	$906,805
Reclassification of derivatives to equity	$-	$7,139,757

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by CyberDefender Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The results for the six-month interim period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
The Company, based in Los Angeles, California, is a provider of Internet security software, utilities and live PC support services to the consumer and small business market. The Company markets its products directly to consumers through multiple channels including the Internet, radio and television. The Company’s goal is to be a leading provider of advanced solutions to protect consumers and small businesses against threats such as Internet viruses, spyware and identity theft, and to provide remote technical resolution services.

Our software products include CyberDefender Early Detection Center, a comprehensive antispyware and antivirus suite, and CyberDefender Registry Cleaner, a PC optimization suite.  Both products are compatible with Windows XP, Vista and 7.

CyberDefender also provides remote tech on call services 7 days a week and 365 days a year. Our technicians are available to address PC problems that cannot be resolved with simple do-it-yourself software.  Our technicians connect to customers’ computers using a popular remote access software and provide our customers with quick and reliable computer repair.  Repair and optimization services include (but are not limited to) malware removal, speed optimization, software updates, file backup, privacy optimization and hardware troubleshooting.

The Company developed a collaborative Internet security network, which it refers to as CyberDefender Argus Network (formerly known as the earlyNETWORK), based on certain technology principles commonly found in a peer-to-peer network infrastructure.  A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network.  This means that when a threat is detected from a computer that is part of the CyberDefender Argus Network, the threat is relayed to our Early Alert Center.  The Early Alert Center tests, grades and ranks the threat, automatically generates definition and signature files based on the threat, and relays this information to the Alert Server, in some cases after a human verification step.  The Alert Server will relay the information it receives from the Early Alert Center to other machines in the CyberDefender Argus Network, and each machine that receives the information will, in turn, relay it to other machines that are part of the CyberDefender Argus Network.  This protocol allows us to rapidly distribute alerts and updates regarding potentially damaging viruses and other threats to members of the CyberDefender Argus Network, without regard for the cost of the bandwidth involved.  Because cost is not a factor, updates can be continuous, making our approach significantly faster than the client/server protocols used by traditional Internet security companies that provide manual broadcast-updated threat management systems.  Computer users join the CyberDefender Argus Network simply by downloading and installing our security software.

During May 2010, the Company entered into an Agreement and Plan of Merger with a wholly owned Delaware subsidiary, pursuant to which the Company merged with and into the Delaware subsidiary, with the Delaware subsidiary being the surviving corporation, on the basis of one share of common stock of the Delaware subsidiary to be exchanged for each outstanding share of common stock of the Company, all as more particularly set forth in the Agreement and Plan of Merger. The main purpose of the merger was to change the Company’s state of incorporation from California to Delaware. Additionally, at the time of the merger the Company increased the number of authorized shares of common stock to 100 million, changed the common stock from no par value to $0.001 par value and authorized 10 million shares of preferred stock. As a result the Company retroactively restated its December 31, 2009 common stock balance as if the change in par value was effective for all periods presented.

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

Revenue Recognition
The Company sells off-the-shelf software products and technical support services and packages that include both.

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

As part of the sales price of some of its software licenses, the Company provides renewable product support and content updates, which are separate components of product licenses and sales. Term licenses allow customers to use the Company’s products and receive product support coverage and content updates for a specified period, generally twelve months. The Company invoices for product support, content updates and term licenses at the beginning of the term. These revenues contain multiple element arrangements where “vendor specific objective evidence” (“VSOE”) may not exist for one or more of the elements. Certain of the Company’s software licenses are in substance a subscription and therefore the sale is deferred and recognized ratably over the term of the arrangement. Revenue is recognized immediately for the sale of software products that are utility products and that do not require product updates.

Revenue is recognized immediately for the sale of our one-time technical support service as it is performed when purchased. The Company recognizes a portion of the sale of one of its annual services at the time of purchase when all of the elements necessary for revenue recognition have occurred (i.e. the initial technical support call has occurred) and the remaining revenue is deferred over the annual term.  Revenue is deferred and recognized over the term of the service agreements for the technical support services that are provided by third parties.

The Company recognizes revenue on the sale of bundled products based on the individual components included in the bundle using the residual method. The Company has established VSOE of fair value of the individual components based on historical sales. The customer type (retail customer) and product are exactly the same for all of these bundles. Revenue is recognized on the individual components as detailed above.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

The Company still supports MyIdentityDefender Toolbar and CyberDefender FREE 2.0, which were free to subscribers. Revenues are earned from advertising networks which pay the Company to display advertisements inside the software or through the toolbar search. The Company recognizes revenue from the advertising networks monthly based on a rate determined either by the quantity of the ads displayed or the performance of the ads based on the amount of times the ads are clicked by the user. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. The Company’s obligations do not include guarantees of a minimum number of impressions.

Deferred Charges
The Company uses a third party to provide technical support services associated with the CyberDefenderULTIMATE product.  The costs associated with this service are deferred and amortized against the recognition of the related sales revenue.  In addition, the Company defers a portion of its direct-response advertising costs as further discussed below.

Advertising Costs
The Company has traditionally expensed most advertising costs as incurred. As a result of the Company’s shift to direct-response advertising as its primary customer acquisition strategy in October 2009, beginning in the fourth quarter of 2009, in accordance with FASB ASC Topic 340-20, “Capitalized Advertising Costs”, the Company began capitalizing its direct-response advertising costs and amortizing them over their expected period of future benefits, generally twelve months. As of June 30, 2010 and December 31, 2009, $6.1 million and $2.3 million, respectively, of capitalized advertising costs were recorded in deferred charges on the accompanying condensed balance sheets.

Reserves for Product Returns
The Company’s policy with respect to product returns is defined in its End User License Agreement (“EULA”), which states “...products purchased that are downloadable are refundable within the first 30 days after the date of purchase.” Product returns are generally received within 30 days of the original sale and are charged against the associated sale upon receipt of the return.  A chargeback occurs when a customer contacts the issuing credit card company directly to request a refund instead of contacting the Company.  The Company’s third party processor is notified of any chargebacks by the issuing credit card company.  The third party processor reduces the amounts due to the Company as a result of any chargeback.  A majority of chargebacks occur within 30 days of the sale event and are recorded prior to closing the previous month’s accounting records.  The Company may voluntarily accept returns from a customer after 30 days of purchase. The returns are charged against revenues or deferred revenues (as applicable) upon receipt. As of June 30, 2010 and December 31, 2009, the Company had $0 accrued for customer returns and chargebacks, based on historical returns.

Certain Risks and Concentrations
As of June 30, 2010, all of our cash was maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (“FDIC”) which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. As of June 30, 2010, the Company had a balance of approximately $4.6 million in excess of the FDIC limit.

We regularly review the collectability of our accounts receivable to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our allowance. We exercise judgment when determining the adequacy of these reserves as we evaluate historical collection experience. At June 30, 2010 and December 31, 2009, our allowance for doubtful accounts was approximately $165,000 and $0, respectively.

Advertising expenses that are expensed as incurred consist primarily of various forms of media purchased from Internet-based marketers and search engines. Advertising purchased from four vendors accounted for 78% and 78% of the Company’s non direct-response advertising expense for the six months ended June 30, 2010 and 2009, respectively.

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

The Company does not have any unrecognized tax benefits as of June 30, 2010 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2010.

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

Derivative Instruments
Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” that applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result, as of January 1, 2009, 7,134,036 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. In addition, amounts related to the embedded conversion feature of convertible notes issued prior to January 1, 2009 and treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in September 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $7,065,940 to beginning additional paid-in capital, $723,930 to opening retained earnings and $6,342,010 to a long-term derivative liability to recognize the fair value of such warrants and embedded conversion features on such date.

During the three and six months ended June 30, 2009, the Company issued 0 and 1,192,000 common stock purchase warrants that contained features that required the Company to record their fair value as a derivative liability.  In addition, the value related to the embedded conversion feature of convertible notes issued during the six months ended June 30, 2009 was also recorded as a derivative liability. We recognized income of $0 and $109,058 from the change in fair value of the outstanding warrants and embedded conversion feature for the three and six months ended June 30, 2009.

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

Loss Per Share
In accordance with FASB ASC Topic 260, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2010 and 2009, there were 19,250,652 and 15,352,948 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for that reporting period.

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

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before June 30, 2010 which are applicable to the Company.

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

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted this new guidance in the quarter ended June 30, 2010. See Note 8 — Subsequent Events to our condensed financial statements.

NOTE 3 – RESTRICTED CASH

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral.  The amount of the deposit is at the discretion of the financial institution and as of June 30, 2010 and December 31, 2009 was $10,000. Under a separate credit card processing agreement with a different financial institution, the Company is also required to maintain a security reserve deposit as collateral. The amount of the deposit is currently based on 10% of the six-month rolling sales volume and was approximately $1.8 million and $1.3 million as of June 30, 2010 and December 31, 2009, respectively. The security reserve deposit is funded by the institution withholding a portion of daily cash receipts from Visa and MasterCard transactions.

On September 30, 2009, the Company entered into a second amendment to its premises lease as more fully described in Note 6 below. As part of the amendment the Company was required to issue a $250,000 letter of credit as a security deposit. The letter of credit is collateralized by cash held in an account at the Company’s bank. The account is interest bearing and the Company receives the interest that is earned.

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

On June 4, 2009, the Company closed the sale and issuance of 1,142,860 shares of common stock to GR Match, LLC (“GRM”) for an aggregate purchase price of $2,000,005, of which $400,000 must be used for the creation and production by GRM of television commercials advertising the Company’s products and services, and the balance of which the Company will use for general working capital. Pursuant to the terms of the Securities Purchase Agreement documenting the transaction, GRM has demand and piggyback registration rights with respect to the shares.

On June 10, 2009, the Company closed the sale and issuance of 632,500 shares of common stock to Shimski L.P. for an aggregate purchase price of $1,106,875. Pursuant to the terms of the Securities Purchase Agreement, Shimski L.P. has demand and piggyback registration rights with respect to the shares.

During the six months ended June 30, 2010, six investors exercised warrants to purchase 156,750 shares of common stock exercisable at prices ranging from $1.00 to $2.25 per share.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

Stock warrants
On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview provided investor relations services for a period of 6 months in exchange for warrants to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately and 270,000 warrants were to vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009.  At January 1, 2009, the Company amended the vesting schedule in the Newview warrant to vest the remaining 1,080,000 warrants on the first of each month from January 1, 2009 to June 1, 2009 at the rate of 180,000 warrants per month.  As such, 540,000 and 1,080,000 warrants vested during the three and six month periods ended June 30, 2009 and the value of $471,448 and $974,339, using the Black Scholes pricing model, was expensed to investor relations and other related consulting expense.  At June 30, 2009, all of the warrants had vested.

On January 17, 2009, the Company entered into a two-month consulting agreement with a consultant for services relating to financial management and reporting.  As part of the agreement, the consultant was granted a warrant to purchase 2,500 shares of common stock with a term of five years at an exercise price of $1.25 per share, for each month of the term of the agreement.  The fair value of these warrants was $3,753, using a Black Scholes pricing model, and was expensed to investor relations and other related consulting expense. On April 24, 2009, the Company entered into a second agreement with the consultant.  As part of the agreement, the consultant was granted a warrant to purchase 2,500 shares of common stock at an exercise price of $1.80 per share. The fair value of the warrant, which was computed as $3,453, was expensed to investor relations and other related consulting expense for the three and six months ended June 30, 2009.

On October 30, 2008, the Company executed a letter of intent with GRM to create, market and distribute direct response advertisements to sell the Company’s products.  Pursuant to the letter of intent, GRM was responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,495 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized to prepaid expenses at the time of issuance and was expensed over the five-month term of service. The Company expensed $0 and $570,897 to investor relations and other related consulting expense for the three and six months ended June 30, 2009. The warrant included an anti-dilutive provision that reduced the exercise price of the warrant if the Company at any time while this warrant is outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement (the “Media Agreement”) with GRM.  Pursuant to the Media Agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf.  During the term of the Media Agreement, which is to continue until June 1, 2011, as amended, subject to certain rights of termination, GRM will be the exclusive provider of all media purchasing and direct response production services.  On June 23, 2009, per the Media Agreement, the Company appointed a representative of GRM to the Company’s board of directors.  A GRM representative will continue to serve throughout the term of the Media Agreement and for so long as GRM owns shares of the Company’s common stock or the right to purchase shares of the Company’s common stock which constitute at least 5% of the Company’s issued and outstanding common stock.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants described below.  None of the amended terms resulted in an accounting change to the warrant.  In conjunction with the execution of the Media Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second five-year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share valued at $712,303 using the Black-Scholes pricing model. The fair value of the warrant was capitalized at the time of issuance and was expensed over the five-month expected term of service. During the three and six months ended June 30, 2009, $427,382 and $569,842 was expensed to investor relations and other related consulting expense.  This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a five-year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and is subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of June 30, 2010, the right to purchase 5,427,316 of the 8,000,000 Media Services Warrant shares has vested and was valued at $3,915,245 using the Black-Scholes pricing model.  During the three and six months ended June 30, 2010, 2,043,846 and 3,589,984 warrants vested, and $1,455,837 and $2,557,155 was expensed to interest expense. During the three and six months ended June 30, 2009, 227,050 and 277,050 warrants vested, and $211,083 and $246,698 was expensed to interest expense. The fair value of these vested shares has been expensed to interest expense as the shares represent compensation to GRM for the advancement of media costs on the Company’s behalf. The remaining 2,572,684 shares from the Media Services Warrant are not guaranteed to vest as they are contingent upon GRM advancing media placement costs; therefore, these unvested warrants have not been included or accounted for as outstanding dilutive securities at June 30, 2010. These warrants included an anti-dilutive provision that reduced the exercise price of the warrants if the Company at any time while the warrants are outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

If GRM terminates the Media Agreement due to a breach by the Company in the Company’s performance or as a result of the Company’s discontinuance, dissolution, liquidation, winding up or insolvency, or if the Company terminates the Media Agreement for any reason, any unexpired and unvested rights of GRM to purchase shares of the Company’s common stock pursuant to the agreement will immediately vest. If the Company breaches its payment obligations under the Media Agreement and fails to cure the breach within 15 days after receiving notice from GRM, then the number of warrant shares which would otherwise vest during the month of the delinquent payment will automatically double.

In November 2009, the Company amended the Media Agreement with GRM. Pursuant to this amendment, if any of the warrants that have been issued to GRM are outstanding and the Company sells and issues common stock at a price per share less than the exercise price set forth in the applicable warrant, as adjusted thereunder (such issuances collectively, a “Lower Priced Issuance”), without the prior written consent of GRM, then 37.5% of any unexpired and unvested rights of GRM to purchase shares of the Company’s common stock pursuant to the Media Services Warrant shall immediately and automatically vest in full without any notice or action of GRM. As of June 30, 2010, no common stock has been issued at a price less than the exercise price of the GRM warrants.

On April 1, 2009, the Company entered into an agreement with a consultant for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vest as follows: 300,000 immediately and 50,000 per month on the 1st day of each month commencing May 1, 2009 and ending March 1, 2010. As of March 31, 2010, all of the warrant shares have vested.  During the three and six months ended June 30, 2010, $0 and $139,112 was expensed to investor relations and other related consulting expense. During the three and six months ended June 30, 2009, $367,646 was expensed to investor relations and other related consulting expense.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

On April 5, 2009, the Company entered into an agreement with a consultant for marketing related services.  The agreement had a term of three months.  The agreement provided compensation of $13,000 for month one, $14,000 for month two and $15,000 for month three.  In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25. This warrant was to vest 5,000 shares per month over the term of the agreement. On May 15, 2009, the original agreement was terminated, along with the right to purchase 5,000 shares of common stock that would have vested in June 2009, and the Company entered into a second agreement with the consultant.  The second agreement had a term of three months and provided compensation of $17,500 for month one, of which 50% will be deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25. The warrant was to vest 5,000 shares per month over the term of the second agreement. The second agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the second agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in July and August 2009, and the Company entered into a third agreement with the consultant.  The third agreement has a term of two months. The third agreement provided compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25. This warrant vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus per the second agreement. The third agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. The fair value of the 25,000 warrants that were granted and vested of $46,414 was expensed to investor relations and other related consulting expense for the three and six months ended June 30, 2009.

In May 2009, the Company began an offering to the holders of its warrants issued with “cashless exercise” provisions and/or “down-round” provisions (collectively the “Released Provisions”).  Pursuant to the offering, the warrant holders were given the opportunity to increase by 10% the number of shares of common stock covered by their warrants in exchange for extinguishing the Released Provisions from their warrants.  In order for the warrant holders to take advantage of the offer, they were required to exercise a portion of their warrant(s) and purchase for cash no less than 30% of the shares of common stock covered by their warrant(s), after giving effect to the increase.  On June 29, 2009, the Company filed a Schedule TO with the SEC covering this offering.  Per the originally filed Schedule TO, the offering was to expire on July 28, 2009.  Subsequent to June 30, 2009, the Schedule TO was amended and the offering was extended until August 17, 2009. As of June 30, 2009, the Company received $1,899,420 in proceeds, net of offering costs of $68,891, and issued 1,732,248 shares of common stock to warrant holders that have participated in this offer.  Additionally, the Company issued warrants to purchase 243,005 shares of the Company’s common stock for the 10% increase in warrants offered to warrant holders. The additional warrants were valued at $500,630, using the Black Scholes pricing model, and were expensed to interest expense during the three and six months ended June 30, 2009.

On May 15, 2009, the Company entered into an agreement with a second consultant for marketing related services.  The agreement had a term of three months and provided compensation of $17,500 for month one, of which 50% will be deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  The warrant was to vest 5,000 shares per month over the term of the second agreement. The agreement also provided for a bonus of up to 50,000 additional warrants at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in June and July 2009, and the Company entered into a second agreement with the consultant.  The second agreement has a term of two months and provided compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  This warrant vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus per the second agreement. The second agreement also provided for a bonus of up to 45,000 additional warrants at an exercise price of $1.83 for achieving certain goals. The fair value of the 15,000 warrants that were granted and vested of $29,864 was expensed to investor relations and other related consulting expense for the three and six months ended June 30, 2009.

On August 1, 2009, the Company entered into an agreement with a consultant for business development services related to the signing of the Wiley licensing contract.  The consultant was granted a warrant to purchase 55,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.18.  The warrant was to vest 15,000 shares at the signing of the Wiley contract, 15,000 shares at the Wiley launch and 25,000 shares at the earlier of the first anniversary date of the agreement or when sales of the Wiley branded products exceed 100,000 units. The second 15,000 warrant shares vested during the six months ended June 30, 2010 and $25,933 was expensed to investor relations and other related consulting expense.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

See Note 5 for additional warrants issued during the three and six months ended June 30, 2009 related to the convertible notes payable.

The following represents a summary of the warrants outstanding at June 30, 2010 and 2009 and changes during the six months then ended:

	Six Months Ended
	June 30, 2010			June 30, 2009

		Weighted			Weighted
	Number	Average	Aggregate	Number	Average	Aggregate
	of	Exercise	Intrinsic	Of	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Prices	Value
Outstanding, beginning of period	13,026,657	$1.20		11,029,890	$1.14
Issued	3,589,984	$1.25		2,580,855	$1.24
Exercised	(156,750)	$1.23		(2,057,702)	$1.12
Outstanding, end of period	16,459,891	$1.21	$42,977,156	11,553,043	$1.17	$24,002,870

Exercisable, end of period	16,434,891	$1.21	$42,933,406	11,103,043	$1.17	$23,102,870

The following table summarizes information about warrants outstanding at June 30, 2010:

		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)
$ 1.00	2,704,840	1.36
$ 1.01	700,306	5.41
$ 1.20	324,875	2.51
$ 1.25	12,469,880	3.19
$ 1.80	2,500	3.82
$ 1.83	125,000	3.89
$ 2.05	77,490	4.23
$ 2.18	55,000	2.23
	16,459,891

The weighted average grant date fair value of warrants granted during the six months ended June 30, 2010 and 2009 was $0.71 and $1.16 per share, respectively. As of June 30, 2010, 25,000 shares of common stock covered by a warrant, with an estimated remaining value of $43,222, remain unvested and will vest once a milestone has occurred per the underlying contract. The weighted average remaining life of the vested warrants is 2.97 years.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

Stock options
In January 2005, the Company adopted the CyberDefender Corporation 2005 Stock Option Plan (sometimes called the CyberDefender Corporation 2005 Equity Incentive Plan and referred to herein as the “2005 Plan”), which consists of equity programs that provide for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock purchase rights and awards of stock. Under the terms of the 2005 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted from the 2005 Plan is 931,734 shares, of which awards for the purchase of 733,233 shares have been granted and are outstanding, awards for the purchase of 198,125 shares have been exercised and awards for the purchase of 376 shares are available for grant at June 30, 2010.

On October 30, 2006, the Company adopted the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The Company amended the 2006 Plan in June 2009 to increase the maximum number of shares available to be granted by 1,500,000 shares. The maximum aggregate amount of stock based awards that may be granted from the 2006 Plan is 2,875,000 shares, of which awards for the purchase of 1,865,528 shares have been granted and are outstanding, awards for the purchase of 518,149 shares have been exercised and awards for the purchase of 491,323 shares are available for grant at June 30, 2010.

On January 1, 2009, the Company entered into a three-month consulting agreement with Unionway International, LLC, an entity controlled by Mr. Bing Liu, for consulting services.  As part of the agreement, Mr. Liu was granted 10-year options to purchase a total of 18,000 shares of common stock at an exercise price of $1.00 per share vesting over the term of the agreement as compensation for 2008 achievements.  In addition, Mr. Liu was granted 10-year options to purchase 5,000 shares of common stock at an exercise price of $1.00 per share vesting 2,500 shares on January 1, 2009, 1,250 shares on February 1, 2009 and 1,250 shares on March 1, 2009.

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

During the six months ended June 30, 2009, the Company granted to employees options to purchase a total of 585,000 shares of common stock under the 2006 Plan and the 2005 Plan at prices ranging from 1.00 to $3.30 per share.

During the six months ended June 30, 2010, the Company granted to employees options to purchase a total of 869,126 shares of common stock under the 2006 Plan and the 2005 Plan at prices ranging from $1.00 to $4.70 per share.

See Note 6 for discussion of options granted to Company executives.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Six Months
	June 30, 2010				June 30, 2009
			Weighted				Weighted
	Weighted		Average			Weighted	Average
	Number	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Options	Prices	Term	Value

Outstanding, beginning of year	1,856,293	$1.09	7.57		1,444,084	$0.83	7.66

Granted	869,126	$3.63	9.79		628,000	$1.45	9.75

Exercised	(64,658)	$0.83	5.70		(75,106)	$1.11	8.83

Forfeited	(62,000)	$2.15			(104,041)	$1.08

Outstanding, end of period	2,598,761	$1.92	7.98	$5,310,447	1,892,937	$1.01	7.85	$4,243,794

Exercisable, end of period	1,478,440	$1.01	6.93	$4,328,409	1,210,411	$0.76	7.02	$3,009,875

Vested, exercisable and expected to vest in the future	2,444,778	$1.73	7.87	$5,447,259	1,664,391	$0.94	7.65	$3,837,986

The weighted-average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $2.52 and $1.33 per option, respectively.

As of June 30, 2010 and 2009, 1,120,321 and 682,526 of the option shares granted are not vested with an estimated remaining value of $2,052,329 and $1,233,919, respectively. At June 30, 2010 and 2009, the remaining value of non vested options granted is expected to be recognized over the weighted average vesting period of 2.73 and 2.85 years, respectively.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $298,954 and $390,314 in selling, general and administrative expense for the three and six months ended June 30, 2010. The Company recorded compensation expense associated with the issuance and vesting of stock options of $56,429 and $141,637 in selling, general and administrative expense for the three and six months ended June 30, 2009.

During the six months ended June 30, 2010 and 2009, options for the purchases of 64,658 and 75,106 shares were exercised for total proceeds to the Company of $53,765 and $83,086, respectively.  The aggregate intrinsic value of the exercised options was $215,278 and $143,575 for the six months ended June 30, 2010 and 2009, respectively.

The Company recognizes the fair value of options issued to employees and consultants as stock-based compensation expense over the vesting period of the awards. The estimated fair value of options is based on the Black-Scholes pricing model.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE

In November and December 2008, the Company entered into a Securities Purchase Agreement, that also included registration rights, with certain accredited investors to which it sold 10% Convertible Promissory Notes (“2008 Convertible Notes”), due eleven months from the date of issuance and convertible into shares of Common Stock in the aggregate principal amount of $845,000, which may be converted at the price of $1.25 per share (subject to adjustment) into an aggregate of 676,000 shares of common stock.  In conjunction with the sale of the 2008 Convertible Notes, the Company issued common stock purchase warrants to purchase an aggregate of 338,000 shares of common stock at $1.25 per share and paid its placement agent a total of $50,700 in commissions and issued to its placement agent a five-year warrant to purchase an additional 50,700 shares of the Company’s common stock, at an exercise price of $1.25 per share, valued at $47,498 using the Black-Scholes option pricing model.   In January 2009, the Company completed the sale and issuance of the Company’s 2008 Convertible Notes. Accordingly, the Company received additional gross proceeds of $355,000, which may be converted at the price of $1.25 per share into an aggregate of 284,000 shares of common stock.  In conjunction with the sale of the 2008 Convertible Notes, the Company issued common stock purchase warrants to purchase an aggregate of 142,000 shares of common stock at $1.25 per share and paid its placement agent a total of $21,300 in commissions and issued to its placement agent a five-year warrant to purchase an additional 21,300 shares of the Company’s common stock, at an exercise price of $1.25 per share, valued at $18,197 using the Black-Scholes option pricing model.

Under the terms of the Registration Rights Agreement executed in conjunction with the offering, the Company was obligated to file a registration statement with the SEC covering the resale of the shares issuable upon conversion of the 2008 Convertible Notes and the exercise of the common stock purchase warrants  The Company was required to file the registration statement no later than 60 days following the final closing date of the sale and issuance of the 2008 Convertible Notes and warrants, and to use its best efforts to cause the registration statement to become effective no later than 120 days thereafter. If the Company was delinquent in the filing deadline or the effectiveness deadline of the registration statement, it would have been obligated to pay the holders of the 2008 Convertible Notes liquidated damages equal to 1% of the outstanding principal amount of the 2008 Convertible Notes for every 30-day period of delinquency, up to a maximum of 10%. The Company would have been required to pay any such liquidated damages in cash or its common stock valued at the average volume weighted average price (“VWAP”) for the five trading days preceding the applicable due date, provided such average VWAP exceeds $1.00 per share. On May 1, 2009, the Company received a Consent and Waiver from the holders of the 2008 Convertible Notes waiving all liquidated damages under the Registration Rights Agreement.

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

The total value of the 2008 Convertible Notes was allocated between the 2008 Convertible Notes and the warrants, including the discount, which amounted to $595,646 and $604,354, respectively. The discount of $604,354 ($158,886 was recorded in the first quarter of 2009) related to the warrants is being amortized over the term of the 2008 Convertible Notes. The Company amortized $164,824 and $329,648 to interest expense related to the 2008 Convertible Notes for the three and six months ended June 30, 2009, respectively. At June 30, 2010 and December 31, 2009, $0 and $109,001 of accrued interest on these notes is included in accrued expenses on the accompanying condensed balance sheets.

In addition, as part of the transaction, the Company paid to the placement agent $72,000 and issued common stock purchase warrants to purchase an aggregate of 72,000 shares of common stock at $1.25 per share. The warrants were valued at $65,695 using the Black-Scholes pricing model. These costs, totaling $137,695 ($39,497 was recorded in 2009), are being amortized over the term of the 2008 Convertible Notes.  The Company recorded amortization of $37,553 and $75,106 to interest expense during the three and six months ended June 30, 2009, respectively.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

On September 30, 2009, all of the holders of the 2008 Convertible Notes converted $1,200,000 of principal into 960,000 shares of common stock at $1.25 per share and all of the related note discount and debt issuance costs were amortized to interest expense.

During May 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors to which it sold $300,000 in aggregate principal amount of the Company’s 10% Convertible Promissory Notes (“2009 10% Convertible Notes”), due five months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.75 per share.  In conjunction with the sale of the 2009 10% Convertible Notes, the Company paid its placement agent a total of $12,000 in commissions, which was amortized in full during 2009.

The total value of the 2009 10% Convertible Notes was allocated between the 2009 10% Convertible Notes and the discount, which amounted to $19,715. The discount was amortized over the term of the 2009 10% Convertible Notes. At June 30, 2010 and December 31, 2009, $0 and $12,500 of accrued interest on these notes is included in accrued expense on the accompanying condensed balance sheets.

On September 30, 2009, all of the holders of the 2009 10% Convertible Notes converted $300,000 of principal into 171,429 shares of common stock at $1.75 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

On November 4, 2009, the Company closed the sale and issuance of $2.2 million in aggregate principal amount of its 8% Secured Convertible Promissory Notes (the “2009 8% Convertible Notes”), convertible into common stock of the Company at a conversion price of $2.05 per share.  All outstanding principal and interest of the 2009 8% Convertible Notes was due April 1, 2011.  Out of the total gross proceeds of the offering, the Company paid its placement agent $154,980 in commissions, equal to 7% of the gross proceeds of the offering, and issued to its placement agent a three year warrant to purchase 77,490 shares of common stock, equal to 3.5% of the number of shares of common stock into which the 2009 8% Convertible Notes initially may be converted, at an exercise price of $2.05 per share. The warrants were valued at $132,369 using the Black-Scholes pricing model. These deferred financing costs, totaling $287,349, are being amortized over the term of the 2009 8% Convertible Notes. The Company recorded amortization of $191,566 and $239,458 to interest expense during the three and six months ended June 30, 2010.

The total value of the 2009 8% Convertible Notes was allocated between the 2009 8% Convertible Notes and the discount, which amounted to $745,200. The discount is being amortized over the term of the 2009 8% Convertible Notes. The Company amortized $496,800 and $621,000 to interest expense related to the 2009 8% Convertible Notes for the three and six months ended June 30, 2010. At June 30, 2010 and December 31, 2009, $0 and $32,719 of accrued interest on these notes is included in accrued expenses on the accompanying condensed balance sheets.

On May 15, 2010, all of the holders of the 2009 8% Convertible Notes converted $2.3 million of principal and accrued interest into 1.1 million shares of common stock at $2.05 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

On March 31, 2010, the Company sold and issued in a private placement to GRM a 9% Secured Convertible Promissory Note in the aggregate principal amount of $5,300,000 (the “GR Note”), due March 31, 2012.  The Company received net proceeds of $5,000,000 after payment of an issuance fee of $300,000 to GRM.  The Company has recorded the $300,000 as a discount to the GR Note as if the amount were an original issue discount. The GR Note will accrue simple interest at the rate of 9% per annum, payable on the first day of each calendar quarter in cash; provided, however, that GRM may elect to cause the accrued unpaid interest for any applicable quarter to be added to the then outstanding principal amount of the GR Note in lieu of a cash payment of interest by delivering written notice of such election to the Company no later than 15 days prior to the applicable interest payment date.  The Company may elect to make the first interest payment due July 1, 2010 either in cash or by adding it to the aggregate principal amount of the GR Note. For the three and six months ended June 30, 2010 the Company recorded interest expense of $119,250 under the GR Note.

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

The Company agreed that on or before 90 days following March 31, 2010, the Company shall: (i) cause each holder (each, a “Senior Debt Holder”) of the Company’s outstanding 2009 8% Convertible Notes, dated on or about November 5, 2009, in the aggregate principal amount of $2,214,000, to (A) be entirely converted, along with accrued unpaid interest thereon, into shares of the Company’s common stock in accordance with the terms thereof; or (B) expressly subordinate any lien which the  Senior Debt Holder holds in the Company's assets to the GR Note and the security interest granted to GRM pursuant to a written subordination agreement with GRM acceptable to GRM in its sole discretion; or (C) prepay the entire outstanding principal balance of each 2009 8% Convertible Note, and any accrued unpaid interest thereon and cause each of the 2009 8% Convertible Notes to be cancelled. As described above all outstanding principal of the 2009 8% Convertible Notes along with all accrued interest was converted to shares of the Company’s common stock.

The total value of the GR Note was allocated between the GR Note and the discount, which amounted to $1,208,571 including the $300,000 issuance fee. The discount will be amortized over the term of GR Note. The Company amortized $151,071 to interest expense related to the GR Note for the three and six months ended June 30, 2010.

As part of the transaction, the Company incurred deferred financing costs of approximately $51,000. These costs are being amortized over the term of the GR Note.  The Company recorded amortization of $6,377 to interest expense during the three and six months ended June 30, 2010.

Convertible notes payable consist of the following:
	June 30, 2010	December 31, 2009
GR Note	5,300,000	-
2009 8% Convertible Notes	-	2,214,000
Unamortized discount	(1,057,500)	(621,000)
Convertible notes payable, net	$4,242,500	$1,593,000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Royalty Agreement
On July 24, 2009, the Company entered into a licensing agreement with Wiley Publishing, Inc., owner of the For Dummies® trademark, for use of the For Dummies® trademark in connection with the manufacture, development, operation, sale, distribution and promotion of the Company’s products.  The term of the agreement is five years with an option for the Company to renew for an additional five years provided that the Company has paid to Wiley a minimum royalty of $2,000,000 during the initial term of the agreement. The Company paid a $100,000 non-refundable royalty advance that is recorded in prepaid expenses on the accompanying balance sheet.  There was no royalty expense for the three and six months ended June 30, 2010.

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

Guarantees and Indemnities
During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company hedges some of the risk associated with these potential obligations by carrying insurance. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed balance sheets.

The Company has entered into, and will likely enter into in the future, indemnification agreements with the individuals who serve as its officers and directors.  Pursuant to these agreements, the Company agrees to provide indemnity if the officer or director is made a party to, or threatened to be made a party to, any proceeding by reason of the fact that he is or was a director or officer of the Company, or is or was serving at the request of the Company as a director, officer, employee, or agent of another entity.  The agreements require the Company to indemnify its officers and directors against all expenses, judgments, fines and penalties actually and reasonably incurred by them in connection with the defense or settlement of any such proceeding, so long as the conditions expressed in the agreement are met.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

Unionway International, LLC, an entity controlled by Bing Liu, a former officer, provided software development services to the Company. During the three and six months ended June 30, 2009, the Company paid Unionway International, LLC $36,000 and $58,500, respectively.

The Company purchased promotional items with the Company’s name and logo on them from VK Productions, an entity controlled by Mr. Guseinov’s spouse. During the three and six months ended June 30, 2010, VK Productions invoiced the Company $0 and $6,173.

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

In consideration of the license granted to GRM in the License Agreement, GRM will pay royalties to the Company on a product-by-product basis for each annual subscription and each annual renewal by end users of the products covered by the License Agreement.  Upon the achievement of certain milestones or conditions in the License Agreement, GRM will make annual advances of royalties to the Company in the amount of $250,000 per year.  If GRM fails to pay an annual advance when due, and if certain other conditions are met, the License shall become non-exclusive.

The License Agreement provides that GRM and the Company will share costs associated with localizing products and related material to comport to the language, laws and/or customs of foreign countries, subject to certain caps on GRM’s expenses with respect to such localization efforts.

Under the License Agreement, the Company will provide customer service and all product and technical support services to end users of the products in the United States and will retain all revenue from such services.  Additionally, with respect to each foreign country in which GRM markets the products, the Company will have the right to provide customer service and all product and technical support services to end users of the products in such foreign country.

The License Agreement also provides that, after certain conditions are met, the Company has the right to buy back and terminate the License (and the related rights of GRM) as it relates to the territory of United States (the “Domestic Buy-Out Right”) and/or to the collective territories outside of the United States (the “International Buy-Out Right”).  The price to be paid by the Company in connection with the Domestic Buy-Out Right or International Buy-Out Right, as applicable, will be based on a combination of factors, including (i) the annualized gross revenue earned by GRM in connection with the sale and distribution of products in the applicable territory being “bought out” by the Company (the “Annualized Gross Revenue”), (ii) the enterprise value of the Company, (iii) the gross revenue of the Company for the 12 months preceding its exercise of such buy-out right and/or (iv) the fair market value of GRM’s rights under the License Agreement (with respect to the territory being “bought out” by the Company).   In no case, however, will the buy-out price be less than (a) 1.5 times the Annualized Gross Revenue, if the applicable buy-out right is exercised within one year of such right becoming exercisable, or (b) 3.0 times the Annualized Gross Revenue, if the applicable buy-out right is exercised at any time after the one-year anniversary of such right becoming exercisable.  The buy-out price will be payable in cash or in shares of the Company’s common stock, or any combination thereof, at GRM’s discretion.

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

See Note 4 for a detailed description of all warrants issued to GRM and the vesting of those warrants in connection with the Media Agreement.

GRM invoiced the Company $86,937 and $164,244 for the three and six months ended June 30, 2010 and $6,090 and $13,852 for the three and six months ended June 30, 2009 for their overhead expense reimbursement on media costs incurred by GRM pursuant to the Media Agreement.

See Note 5 for detailed description of the GR Note.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

During July 2010, the Company and its landlord negotiated a third amendment to the lease for the Company’s premises. Pursuant to the third amendment, the Company will occupy an additional 16,000 square feet in the building to accommodate growth. Once executed, the third amendment will require a base monthly rent upon occupancy of $35,060 for the additional space, making the total base monthly rent $70,120, with annual increases of 3%.  The Company expects to occupy the additional space on November 1, 2010. The third amendment will provide for six months of rent abatement on the additional space as long as the Company occupies the space for the full lease term. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. Aside from the monthly rent, the Company is required to pay its share of common operating expenses.

During July 2010, the Company received notice from GRM that pursuant to Section 2(a) of the GR Note, GRM elected to have the first interest payment due July 1, 2010 added to the aggregate principal amount of the GR note.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q filed by CyberDefender Corporation (referred to as “the Company”, “we”, “us” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

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

OVERVIEW

We are a provider of security software and services to the consumer and small business market. We are located in Los Angeles, California.  Our mission is to bring to market advanced solutions to protect computer users against Internet viruses, spyware, identity theft and related security threats. In addition, we provide remote support services to assist customers with their technology needs.

The market in which we operate is highly competitive and rapidly changing. We believe we can be successful in this market due to several factors.

•
Our proprietary CyberDefender Argus Network (formerly known as the “earlyNETWORK”) security platform uses a secure peer-to-peer protocol and the power of user community, which we believe differentiates our core anti-malware product and allows us to combat threats faster and more cost effectively than our competitors.

•	Our security platform complements other security suites allowing our customers to adopt multiple security products for increased protection.

•
We are expanding our technical support services to provide our customers with the technical expertise necessary to insure that their technology is working properly, thereby providing them with a higher degree of security.

•
We are expanding our marketing efforts (i) to include direct-response marketing and retail distribution through partnerships with GRM and Allianex, leaders in those areas, and (ii) by expanding internationally through our partnership with GRM.

•	We are focusing on expanding our product offerings by creating new products internally and by expanding the number of products marketed under the For Dummies® brand.

We believe that providing a “software only” solution to computer security problems is not as effective as our comprehensive solution, which includes security and optimization software in conjunction with access to remote technicians.  Our customers benefit from having a technician analyze their PC and repair problems that they do not have the expertise to resolve. While we still do not yet represent a significant presence in the security software industry, we believe that the combination of our software security and optimization solutions, our CyberDefender Argus Network platform, our live remote tech-on-call capability and our direct response marketing focus, have improved our ability to expand our presence in the security software market.

We evaluate our financial performance utilizing a variety of indicators. Four of the primary indicators that we utilize to evaluate the ongoing performance of our business include gross sales (a non-GAAP measure), income/loss from operations, net cash used in operating activities and renewal revenue and renewal rates. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Gross sales are a non-GAAP measure which we define as total sales before refunds and chargebacks and before deferring revenue for GAAP purposes. We believe gross sales serves as an appropriate measure to be used in evaluating the performance of our business as it gives a better indication of our operating performance and the profitability of our marketing initiatives.  Gross sales for the three months ended June 30, 2010 increased $6.2 million, or 100%, to $12.4 million from $6.2 million for the three months ended June 30, 2009.  Gross sales for the six months ended June 30, 2010 increased $11.8 million, or 95%, to $24.2 million from $12.4 million for the six months ended June 30, 2009.  This increase was mainly attributable to our increased direct-response advertising efforts through our partnership with GRM.  Also, as detailed in the table in the section below titled “Trends, Events and Uncertainties”, both service revenues and renewal revenues more than doubled from the same period in the prior year.  The increase in our service revenues was a direct result of our efforts to increase service revenues through increased advertising and the expansion of our call center infrastructure.  Product sales also increased for the three and six months ended June 30, 2010 as compared to 2009 due to our increased marketing efforts. Ancillary sales increased for the six months ended June 30, 2010 as compared to 2009 and showed a slight decrease for the three months ended June 30, 2010 as compared to 2009.

Loss from operations for the three months ended June 30, 2010 decreased $1.4 million, or 37%, to $2.4 million from $3.8 million for the three months ended June 30, 2009. Loss from operations for the six months ended June 30, 2010 decreased $4.8 million, or 62%, to $3.0 million from $7.8 million for the six months ended June 30, 2009. The improved results were primarily attributable to the increase in net revenues and the decrease in the amount of warrants issued for investor relations and other related consulting services offset by increases in selling, general and administrative costs and product development costs.  The increase in product development costs is a direct result of our focus on expanding our product offering.  The increase in selling, general and administrative costs is primarily attributable to increased salaries and wages as a result of the expansion of our call center operations.

Net cash used in operating activities for the six months ended June 30, 2010 decreased $1.1 million, or 26%, to $3.2 million from $4.3 million for the six months ended June 30, 2009. The decrease is primarily attributable to a lower loss from operations as described above offset by an increase in accounts receivable due to the introduction of a three month payment plan to our customers, increased costs related to the expansion of our internal call center operations and the increase in deferred charges as a result of our increased direct-response advertising.

Renewal revenue, on a non-GAAP gross basis, for the three months ended June 30, 2010 increased $0.9 million, or 180%, to $1.4 million from $0.5 million for the three months ended June 30, 2009. Renewal revenue, on a non-GAAP gross basis, for the six months ended June 30, 2010 increased $1.6 million, or 178%, to $2.5 million from $0.9 million for the six months ended June 30, 2009. This increase was primarily attributable to the increase in our subscriber base due for renewal. Renewal rates have remained relatively consistent from the same period from the prior year.  We believe that we can improve our renewal rates, leading to increased renewal revenue. To that end, we have signed a contract with Vindicia, a consumer subscription billing platform, which we believe will help us improve customer retention. Renewal revenue is important to us for two reasons. The first is that when customers renew, it underscores our commitment to delivering top quality products and services. Second, the cost of renewal customers is minimal. As we continue to build our renewal base, our advertising costs as a percentage of revenue should decrease, which we expect to help us reach profitability.

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

Effective June 6, 2010 the Company’s common stock is listed on the NASDAQ Global Market.

Critical Accounting Policies and Estimates

We had no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2010 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Debt obligations	$5,300,000	$-	$5,300,000	$-	$-
Capital lease obligations	$292,306	$107,729	$184,577	$-	$-
Operating lease obligations	$4,423,996	$116,470	$899,828	$940,242	$2,467,456

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

Trends, Events and Uncertainties

As described above in the discussion of revenue recognition, we generally receive payment upon the sale of our products and services and defer the revenue over the life of the license agreement or service plan, which ranges from one to three years.

The following table summarizes our GAAP revenue and deferred revenue for each quarter of the two most recently completed fiscal years as well as for the most recent quarters.

Quarter Ended	Net Revenue	Cumulative Deferred Revenue
31-Mar-08	$475,046	$1,019,071
30-Jun-08	742,862	$1,673,889
30-Sep-08	1,202,715	$3,220,738
31-Dec-08	2,467,136	$4,552,953
Fiscal Year 2008 Total	$4,887,759

31-Mar-09	$3,191,630	$6,687,198
30-Jun-09	3,686,644	$8,139,384
30-Sep-09	4,427,404	$9,656,352
31-Dec-09	7,536,215	$10,779,146
Fiscal Year 2009 Total	$18,841,893

31-Mar-10	$9,477,330	$11,619,760
30-Jun-10	9,712,586	$12,081,434
Fiscal Year 2010 Total	$19,189,916

The following table summarizes our gross sales by category for each quarter of the two most recently completed fiscal years as well as for the most recent quarters. Gross sales are a non-GAAP measure that we use in assessing our operating performance. We define gross sales as total sales before refunds and chargebacks and before deferring revenue for GAAP purposes. We reference this non-GAAP financial measure frequently in our decision-making as management believes it provides a better indication of our operating performance and the profitability of our marketing initiatives. We include this non-GAAP financial measure in our earnings announcements in order to provide transparency to our investors and to enable investors to better understand our operating performance. However, we do not recommend that gross sales are solely used to assess our financial performance or to formulate investment decisions.

Quarter Ended	Software		Services		Ancillary		Renewals		Total
31-Mar-08	$147,423	25%	$68,597	11%	$72,858	12%	$311,470	52%	$600,348
30-Jun-08	680,606	41%	300,939	18%	225,910	14%	445,790	27%	1,653,245
30-Sep-08	1,652,904	49%	853,629	26%	475,971	14%	358,434	11%	3,340,938
31-Dec-08	2,107,307	49%	1,493,234	35%	669,477	16%	-	0%	4,270,018
Fiscal Year 2008 Totals	$4,588,240	47%	$2,716,399	28%	$1,444,216	15%	$1,115,694	11%	$9,864,549

31-Mar-09	$2,475,095	40%	$2,645,857	43%	$606,051	10%	$463,948	7%	$6,190,951
30-Jun-09	2,501,266	40%	2,678,978	43%	584,144	9%	466,747	8%	6,231,135
30-Sep-09	2,666,274	40%	2,915,731	43%	461,120	7%	699,068	10%	6,742,193
31-Dec-09	4,401,569	45%	3,705,830	38%	982,460	10%	717,949	7%	9,807,808
Fiscal Year 2009 Totals	$12,044,204	42%	$11,946,396	41%	$2,633,775	9%	$2,347,712	8%	$28,972,087

31-Mar-10	$4,092,152	35%	$5,802,486	49%	$856,297	7%	$1,062,473	9%	$11,813,408
30-Jun-10	3,504,147	28%	6,967,067	56%	568,525	5%	1,389,064	11%	12,428,803
Fiscal Year 2010 Totals	$7,596,299	31%	$12,769,553	53%	$1,424,822	6%	$2,451,537	10%	$24,242,211

The tables above indicate an upward trend in gross sales, GAAP revenue and deferred revenue resulting from our focus on promoting our new products and services and the addition of our new marketing channels, as discussed above.  We cannot guarantee that this upward trend will continue, even with increased spending on advertising.

Reconciliation of GAAP to Non-GAAP Financial Measures

The following is a reconciliation of gross sales to net revenue for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross Sales	$12,428,803	$6,231,135	$24,242,211	$12,422,086
Less: Returns and chargebacks	(2,254,543)	(1,092,305)	(3,750,007)	(1,957,381)
Less: Change in deferred revenue	(461,674)	(1,452,186)	(1,302,288)	(3,586,431)
Net revenue	$9,712,586	$3,686,644	$19,189,916	$6,878,274

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Net Sales

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Net sales	$9,712,586	$3,686,644	$6,025,942	163%	$19,189,916	$6,878,274	$12,311,642	179%

The increase in net revenue was primarily attributable to our increased direct-response advertising efforts through our partnership with GRM and the increase in our service revenue as a result of increased advertising and the expansion of our call center operations. See the discussion of advertising expenses below.

Revenue from product sales increased $1.6 million, or 80%, to $3.6 million for the three months ended June 30, 2010 from $2.0 million for the three months ended June 30, 2009. Revenue from services increased $3.8 million, or 345%, to $4.9 million for the three months ended June 30, 2010 from $1.1 million for the three months ended June 30, 2009. Revenue from renewals increased $0.7 million, or 233%, to $1.0 million for the three months ended June 30, 2010 from $0.3 million for the three months ended June 30, 2009.

Revenue from product sales increased $4.3 million, or 116%, to $8.0 million for the six months ended June 30, 2010 from $3.7 million for the six months ended June 30, 2009. Revenue from services increased $6.8 million, or 340%, to $8.8 million for the six months ended June 30, 2010 from $2.0 million for the six months ended June 30, 2009. Revenue from renewals increased $1.1 million, or 183%, to $1.7 million for the six months ended June 30, 2010 from $0.6 million for the six months ended June 30, 2009.

Cost of Sales

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Cost of Sales	$4,013,801	$753,324	$3,260,477	433%	$7,168,851	$1,433,028	$5,735,823	400%

The increase in cost of sales was primarily attributable to the expansion of our internal and external call center operations to support the increase in sales of our technical support services. Additionally, we have reduced our use of an offshore call center that was on a revenue share basis and increased our use of a U.S. based third-party call center that is invoiced on a usage basis.  The revenue share arrangement allowed us to defer the cost of the offshore call center for GAAP accounting.  Cost of sales includes compensation related expenses of our internal technical support staff, as well as the cost of outsourced call centers. Compensation-related expenses for our internal technical support staff totaled $1.8 million for the three months ended June 30, 2010 as compared to $0 for the three months ended June 30, 2009. Expenses related to outsourced call centers totaled $2.0 million for the three months ended June 30, 2010 as compared $0.6 for the three months ended June 30, 2009. Compensation-related expenses for our internal technical support staff totaled $2.7 million for the six months ended June 30, 2010 as compared to $0 for the six months ended June 30, 2009. Expenses related to outsourced call centers totaled $4.1 million for the six months ended June 30, 2010 as compared $1.2 for the six months ended June 30, 2009.

Operating Expenses

Advertising

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Advertising	$3,407,239	$3,408,307	$(1,068)	0%	$6,475,132	$7,152,001	$(676,869)	(9)%

Advertising costs are comprised primarily of media and channel fees, including online and offline advertising and related functional resources. Media and channel fees fluctuate by channel.  This decrease was primarily attributable to a decrease in online advertising and the adoption of FASB ASC Topic 340-20, Capitalized Advertising Costs in October 2009. During the fourth quarter of 2009, the Company began capitalizing its direct-response advertising costs and amortizing them over their expected period of future benefits, generally twelve months.  Capitalized advertising costs increased to $6.1 million at June 30, 2010 from $2.3 million at December 31, 2009.

Product Development

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Product Development	$963,392	$365,497	$597,895	164%	$1,715,519	$665,234	$1,050,285	158%

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

Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

S,G & A	$3,722,377	$1,565,995	$2,156,382	138%	$6,599,590	$2,817,552	$3,782,038	134%

Selling, general and administrative expenses are primarily comprised of salaries and wages, third party credit card processing fees, legal and professional fees, rent and other normal operating expenses.

The increase in S,G & A was primarily attributable to an increase in salaries and wages and related compensation expenses, i.e. benefits and payroll taxes, due to the increase in staffing across all departments required as a result of the increase in sales. The largest increase was seen in our call center operations. There was also an overall increase in expenses in all S,G & A categories due to the increased staffing and sales activities in the current period. Additionally, there was an increase in professional fees related to listing the Company’s common stock on the NASDAQ Global Market.

Investor Relations and Other Related Consulting

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Investor relations and other related consulting	$-0-	$1,346,207	$(1,346,207)	(100)%	$165,045	$2,566,209	$(2,401,164)	(94)%

The decrease in investor relations and other related consulting expense was primarily attributable to the fact that no new stock or warrants for services were issued during the three or six months ended June 30, 2010.  The current period expense relates to the vesting of warrants granted in the prior year and issued for services as more fully described in the notes to the financial statements.

Loss From Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Loss from operations	$2,449,126	$3,762,446	$(1,313,320)	(35)%	$3,009,366	$7,775,846	$(4,766,480)	(61)%

The decrease in loss from operations was primarily attributable to the increase in net revenues and the decrease in the value of warrants issued for investor relations and other related consulting services offset by increases in selling, general and administrative costs and product development costs.  The increase in costs is described above.

Other Income/(Expense)

Change in fair value of derivative liabilities

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Change in fair value of derivative liabilities	$-0-	$-0-	$-0-	0%	$-0-	$109,058	$(109,058)	(100)%

As more fully described in the notes to the financial statements, on January 1, 2009 we adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” that apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative.  As a result, we were required to reclassify certain amounts from the equity section of the balance sheet to the liabilities section.  In addition, the value of these instruments must be reassessed by us as of each balance sheet date.  During August 2009, the Company obtained waivers from the warrant and note holders that forever waive, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of certain anti-dilution provisions included in the warrants and notes. As a result of obtaining the waivers, the warrants and notes are now afforded equity treatment. The change in fair value of these instruments for the six months ended June 30, 2009 resulted in a gain of $109,058.

Interest expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Interest expense	$2,446,585	$1,052,921	$1,393,664	132%	$3,767,072	$1,965,430	$1,801,642	92%

The increased interest expense was primarily attributable to the vesting of the GRM warrants, in accordance with the Media and Marketing Services Agreement, and the accelerated amortization of the note discount and deferred financing costs from the 2009 8% Convertible Notes that converted on May 15, 2010 offset by the decrease in interest and amortization expense from the 10% Convertible Promissory Notes and the 10% Secured Debentures that were converted during 2009.

Net Loss

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Net loss	$4,895,911	$4,815,567	$80,344	2%	$6,776,838	$9,632,618	$(2,855,780)	(30)%

Net loss increased during the three months ended June 30, 2010 compared to 2009 primarily due to the increase in selling, general and administrative costs and interest expense, as more fully described above, offset by more effective spending on advertising. Net loss decreased during the six months ended June 30, 2010 due primarily to more effective spending on advertising offset by increases in selling, general and administrative costs, investor relations and other related consulting expenses and interest expense, as more fully described above.

Liquidity and Capital Resources

As detailed in the section above titled “Trends, Events and Uncertainties”, our revenues have been increasing on a quarterly basis since January 2008.

To help with our cash flow, we occasionally sell our debt or equity securities.  At June 30, 2010 we had outstanding $5.3 million in principal amount of a 9% convertible promissory note issued to GRM.

At June 30, 2010, we had cash totaling $4.9 million.  In the six months ended June 30, 2010, we generated positive cash flows of $1.5 million.

Cash provided/(used) during the six months ended June 30, 2010 included:

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2010 was primarily the result of our net loss of $6.8 million.  Net loss was adjusted for non-cash items such as amortization of debt discount of $0.8 million, provision of doubtful accounts receivables of $0.2 million, compensation expense for vested stock options of $0.4 million, amortization of deferred financing costs of $0.2 million, warrants issued for interest of $2.6 million and shares and warrants issued for services of $0.2 million. Other changes in working capital accounts include an increase in restricted cash of $0.5 million, an increase in accounts receivable of $0.8 million, an increase in deferred charges of $3.1 million, an increase in accounts payable and accrued expenses of $2.3 million and an increase of $1.3 million in deferred revenue resulting from higher new customer and renewal sales.

Our primary source of operating cash flow is the collection of sales receipts from our customers and the timing of payments to our vendors and service providers.  During the six months ended June 30, 2010, we began offering payment plans to our customers for the purchase of multi-year technical support service plans. We expect this change to increase gross sales but to also impact operating cash flow as sales receipts will be spread over three months instead of being received upon the sale.

The increase in cash related to accounts payable and accrued expenses was $2.3 million.  Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable.  We typically pay our vendors and service providers in accordance with invoice terms and conditions.  The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.  We did not make any significant changes to the timing of payments to our vendors during the six months ended June 30, 2010.

Our working capital deficit at June 30, 2010, defined as current assets minus current liabilities, was $0.8 million as compared to a working capital deficit of $3.9 million at December 31, 2009.  The increase in working capital of approximately $3.1 million from December 31, 2009 to June 30, 2010 was primarily attributable to an increase in cash of $1.5 million, an increase in restricted cash of $0.5 million, an increase in accounts receivable of $0.7 million and an increase in deferred charges of $3.2 million offset by an increase in accounts payable and accrued expenses of $2.0 million and an increase in deferred revenue of $0.5 million, resulting from increased sales.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2010 was $0.4 million, which was used for property and equipment purchases.  We expect to continue to purchase property and equipment in the normal course of our business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes in computer hardware and software used in our business.  Net cash used in investing activities during the six months ended June 30, 2009 was $0.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2010 was $5.1 million, which was primarily the result of the net proceeds of $4.9 million from the issuance of a convertible note and the exercise of common stock warrants and stock options totaling $0.2 million.  Cash provided by financing activities during the six months ended June 30, 2009 was primarily from the proceeds that we received from the sale of our common stock of approximately $3.1 million, proceeds from the exercise of warrants to purchase our common stock, net of offering costs, of approximately $1.9 million and proceeds of approximately $0.6 million from the issuance of convertible notes payable, net of offering costs.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the second quarter of 2010, there were the following changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company established an independent board of directors by appointing four independent directors and established an independent audit committee.  The Company hired a corporate controller who documented all of the Company’s policies and procedures in a formalized manner.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 4, 2010, Scott Wade, a former employee, filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, alleging wrongful termination, disability discrimination, failure to pay wages and breach of contract.  A description of this action is included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission on May 17, 2010.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2010, two investors exercised warrants to purchase 30,000 shares of common stock exercisable at prices ranging from $1.25 to $2.25 per share. We relied on section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as the securities were issued to accredited investors without any form of general solicitation or general advertising.

For information relating to additional unregistered securities that were sold during the three months ended June 30, 2010, please see our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 10, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger dated May 25, 2010 between CyberDefender Corporation, a Delaware corporation, and CyberDefender Corporation, a California Corporation (1)
2.2	State of California Certificate of Ownership (1)
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	License Agreement dated April 1, 2010 between the registrant and GR Match, LLC (2)+
10.2	Amended and Restated Key Executive Employment Agreement dated April 26, 2010 between the registrant and Gary Guseinov (3)
10.3	Amended and Restated Key Executive Employment Agreement dated April 26, 2010 between the registrant and Kevin Harris (3)
10.4	Amended and Restated Key Executive Employment Agreement dated April 26, 2010 between the registrant and Igor Barash (3)
10.5	Form of Indemnification Agreement entered into by the registrant and its officers and directors (4)
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) *
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1) Incorporated by reference from the Registration Statement on Form S-3, File No. 333-167910, filed with the Securities and Exchange Commission on June 30, 2010.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, File No. 333-167910, filed with the Securities and Exchange Commission on July 30, 2010.
(3) Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 27, 2010
(4) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010
*Filed herewith.
 + Certain information in this exhibit has been omitted pursuant to a request for confidential treatment. The redacted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

By:	/s/ Gary Guseinov
Date: August 9, 2010	Gary Guseinov, President and
Chief Executive Officer

By:	/s/ Kevin Harris
Date: August 9, 2010	Kevin Harris, Chief Financial Officer