Form 10-K/A
period 2009-12-31
CYBERDEFENDER CORP
filed 2010-12-21
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3

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

EXPLANATORY NOTE

I.     Amendment No. 1

On May 10, 2010, CyberDefender Corporation (the “Company”, “we”, “us”, “our”) filed Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 ("Amendment No. 1"), originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2010 (the "Original Annual Report") to address a comment letter we received from the SEC on April 29, 2010.  The items addressed in Amendment No. 1 were:

•
Item 7. Management’s Discussion of Financial Condition and Results of Operations.  We revised the disclosure to clearly label certain gross sales information as non-GAAP, disclose why management believes the information is useful and provide a table that clearly reconciles the non-GAAP measure to GAAP.

•	Item 9A. Disclosure Controls and Procedures. We included additional information relating to our disclosure controls and procedures.

•	Item 15. Exhibits. We included our amended bylaws as an exhibit to Amendment No. 1.

•	Signatures. We included the signature of our Principal Accounting Officer, who is also our Chief Financial Officer.

II.     Amendment No. 2

On July 8, 2010, we filed Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2009 ("Amendment No. 2") to address a comment letter we received from the SEC on July 7, 2010.  Amendment No. 2 revised the disclosure in Item 13 to include information that inadvertently was omitted.

III.     Amendment No. 3

This Amendment No. 3 to the Annual Report on Form 10-K for the year ended December 31, 2009 contains restated financial statements correcting errors in the financial statements contained in the Annual Report on Form 10-K . Note 2 to the Financial Statements includes a description of the accounting errors which led to the restatements.  As a result of these restatements, we are also amending disclosures which appear in Part I, Item 1, Notes to the Financial Statements and Item 4T. Controls and Procedures.  Amendment No. 3 also contains currently dated certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for information included in this Amendment No. 3 and any information included in Amendment No. 1 and Amendment No. 2 that is not superseded by information in this Amendment No. 3, the Original Annual Report continues to speak as of the date thereof (or such other date as may be referred to in the Original Annual Report). Events occurring subsequent to the filing of the Original Annual Report and disclosures necessary to reflect any subsequent events are added to Note 11 to the Financial Statements.

CONTENTS

	Part IV

Item 15	Exhibits, Financial Statement Schedules	35

	Signatures and Certifications

	Financial Statements	F-1

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

Business Developments and Highlights

During 2009 we took the following actions, among others, to enhance our business:

•
We formed a strategic relationship with GR Match, LLC (“GRM”), a subsidiary of Guthy-Renker, one of the world's largest direct response television companies. This partnership has enabled us to add new marketing channels for our products. GRM provides direct response media campaigns for our products, including radio and television direct response commercials, and purchases media time on our behalf, subject to the terms and conditions defined in the Media Marketing and Services Agreement dated March 24, 2009.

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

As a majority of our products and services are offered on a subscription basis, it is important for the growth of our business that customers renew their subscriptions year after year. The majority of our products are sold on auto-renewal subscriptions and the company continually works to improve its retention marketing. Historically, we have seen positive renewal numbers and we continue to work on improving the overall renewal rates through several initiatives, most notably partnering with Vindicia, a leading provider of on-demand billing solutions for online merchants.

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

We incurred a net loss of $5,507,600 for the fiscal year ended December 31, 2006, a net loss of $5,866,123 for the fiscal year ended December 31, 2007, a net loss of $11,251,772 for the fiscal year ended December 31, 2008 and a net loss of $19,841,756 for the fiscal year ended December 31, 2009.  We can provide no assurance as to when, or if, we will be profitable in the future.  Even if we achieve profitability, we may not be able to sustain it.

We will need additional capital in the future to meet our obligations and financing may not be available.

We currently anticipate that our available capital resources, including our operating cash flows, will be sufficient to meet our expected working capital and capital expenditure requirements through the period March 31, 2011. However, such resources will not be sufficient to fund the repayment of the obligation to GRM due on March 31, 2011, which is described below. We intend to obtain additional financing prior to March 31, 2011 to satisfy the obligation. However, there can be no assurance that we will be able to secure the additional financings on terms favorable to us, or at all. In the event we are unable to obtain additional financing, we expect we would be able to renegotiate the terms of the GRM obligation, however, there can be no assurance that this would occur.  Failure to obtain additional funding or an amendment to the GRM credit facility may require the Company to significantly curtail its operations which could have a material adverse impact on the Company’s results of operations and financial position.  In addition, in the event of a default, GRM has the right, but not the obligation, at our sole cost and expense, to require us to retain a consultant or hire an executive who would be senior to the Company’s Chief Executive Officer and Chief Financial Officer. This consultant would oversee the management and operations of the Company, subject to the direction of the Company’s Board of Directors.

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

The following table illustrates information about the securities issued from these plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Shareholder Approved(1)	1,856,293	$1.09	1,298,825

Non-Shareholder Approved	N/A	N/A	N/A

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

The Company’s policy with respect to refunds is to offer refunds within the first 30 days after the date of purchase. The Company may voluntarily issue refunds to customers after 30 days of purchase, however the majority are issued within 30 days of the original sale and are charged against the associated sale or deferred revenues (as applicable).

Advertising Costs. The Company expenses advertising costs as they are incurred. As described in detail in Note 5 below, the Company issued warrants for media and marketing services.  The non-cash value of those warrants is included in media and marketing services on the accompanying statements of operations.  For the years ended December 31, 2009 and 2008, the Company recorded non-cash expense of $5.9 million and $0.4 million, respectively.

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

The following table summarizes our gross sales by category for each quarter of the two most recently completed fiscal years. Gross sales are a non-GAAP measure that we use in assessing our operating performance. We define gross sales as total sales before refunds and before deferring revenue for GAAP purposes. We reference this non-GAAP financial measure frequently in our decision-making because it gives a better indication of our operating performance and the profitability of our marketing initiatives. We include this non-GAAP financial measure in our earnings announcement in order to provide transparency to our investors and enable investors to better understand our operating performance. However, we do not, and do not recommend that gross sales are solely used to assess our financial performance or to formulate investment decisions.

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

The following is a reconciliation of gross sales to net revenue for the years ended December 31, :

	2009	2008
Gross Sales	28,972,087	9,864,549
Less: Refunds	(3,904,001)	(1,053,279)
Less: Change in deferred revenue	(6,226,193)	(3,923,511)
Net revenue	18,841,893	4,887,759

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

Operating Expenses

Media and marketing services

			Change in
	2009	2008	$	%

Media and marketing services	$21,308,667	$7,487,053	$13,821,614	185%

Media and marketing services expense is comprised of direct response advertising costs, for both offline and online channels and related functional resources and non-cash expense related to the Media Services Warrant and other warrants issued to GRM.  The increase in media and marketing services expense is due to increased direct response advertising efforts as well as an increase in non-cash expense related to the Media Services Warrant and other warrants issued to GRM. Direct advertising costs were $14.2 million and $6.8 million for the years ended December 31, 2009 and 2008, respectively. Non-cash expense related to the Media Services Warrant and other warrants issued to GRM were $5.9 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively.

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

Selling, General and Administrative

			Change in
	2009	2008	$	%

S,G & A	$6,566,661	$3,346,655	$3,220,006	96%

Selling, general and administrative expenses are primarily comprised of salaries and wages, third party credit card processing fees, legal and professional fees, rent and other normal operating expenses.

This increase was primarily attributable to two factors.  The first is an increase in third party credit card processing fees due to the increase in sales. The second is an increase in salaries and wages due to the increase in staffing required as a result of the increase in sales.  Additionally, there was an overall increase in all areas due to the increased sales activities in the current period.  S,G & A has decreased as a percentage of net sales to 35% for the year ended December 31, 2009 from 68% for the year ended December 31, 2008.

Investor Relations and Other Related Consulting

			Change in
	2009	2008	$	%

Investor relations and other related consulting	$2,473,345	$1,265,616	$1,207,729	95%

This increase was primarily attributable to the value of warrants issued to various consultants for investor relation services and creative services during the period as more fully described in the notes to the financial statements.

Loss From Operations

			Change in
	2009	2008	$	%

Loss from operations	$17,578,290	$8,548,098	$9,030,192	106%

This increase in loss from operations is primarily attributable to the value of the Media Services Warrant and other warrants issued to GRM. The warrants were valued using the Black-Scholes option-pricing model and is valued at each vesting date. The calculated value of the warrants increased significantly at each new vesting date as the stock price increased.  The Black-Scholes option-pricing model does not factor in the illiquidity of the underlying shares when calculating the value of the warrants. The Company recorded non-cash expense of $5.9 million to media and marketing services for the year ended December 31, 2009 as compared to $0.4 million for the year ended December 31, 2008. There were also increases in selling, general and administrative costs, product development costs and the value of warrants granted for investor relations and consulting services, as more fully described above, offset by an increase in net revenues.

Other Income/(Expense)

Change in fair value of derivative liabilities

			Change in
	2009	2008	$	%

Change in fair value of derivative liabilities	$109,058	$-0-	$109,058	100%

As more fully described in the notes to the financial statements, on January 1, 2009 we adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” that apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative.  As such, we were required to reclassify certain amounts from the equity section of the balance sheet to the liabilities section.  In addition, the value of these instruments must be reassessed by us as of each balance sheet date.  During August 2009, the Company obtained waivers from the warrant and note holders that forever waive, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of certain price protection provisions included in the warrants and notes. As a result of obtaining the waivers, the warrants and notes are now afforded equity treatment. The change in fair value of these instruments for the year ended December 31, 2009 resulted in a gain of $109,058.

Interest expense, net

			Change in
	2009	2008	$	%

Interest expense, net	$2,371,724	$2,486,334	$(114,610)	(5%)

The decreased interest expense was attributable to the decrease in the interest and amortization expense related to our 10% Secured Debentures and our 7.41% Original Issue Discount Notes offset by the issuance of additional warrants as part of a warrant tender offer that we completed on August 17, 2009, the amortization of debt discounts and deferred financing costs and interest on the 10% Convertible Promissory Notes.

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

At December 31, 2009, we had cash totaling $3,357,510.  In the fiscal year ended December 31, 2009, we generated positive cash flows of $2.6 million primarily through financing activities as described below.  On March 31, 2010, we issued to GRM a 9% Secured Convertible Promissory Note in the aggregate principal amount of $5.3 million (the “GR Note”), due March 31, 2012.  Additionally, as described in Note 11 to the Financial Statements, we entered into a revolving credit facility with GRM effective as of December 3, 2010.  The revolving credit facility permits us to borrow up to $5 million, and the initial principal amount of the facility includes $4,287,660 of outstanding trade payables owed by us to GRM on December 3, 2010 pursuant to the Media Services Agreement.  As described in Note 11 below, all outstanding principal and accrued but unpaid interest is due and payable in full at the earlier of either March 31, 2011 or the closing of the sale and issuance of our debt or equity securities in an aggregate amount exceeding $10 million. We intend to obtain additional financing in order to satisfy the obligation.  However, there can be no assurances that we will obtain additional financing on terms acceptable to us, or at all. In the event we are unable to obtain additional financing, we expect we would be able to renegotiate the terms of the revolving credit facility, however, there can be no assurance that this would occur.  Failure to obtain additional funding or an amendment to the revolving credit facility may require us to significantly curtail our operations which could have a material adverse impact on our results of operations and financial position.

Cash provided/(used) during the fiscal year ended December 31, 2009 included:

Operating Activities

Net cash used in operating activities during the fiscal year ended December 31, 2009 was primarily the result of our net loss of $19.8 million.  Net loss for the fiscal year ended December 31, 2009 was adjusted for non-cash items such as amortization of debt discount of $1.2 million, compensation expense for vested stock options of $0.3 million, amortization of deferred financing fees of $0.4 million, warrants issued for media and marketing services of $5.3 million, shares and warrants issued for services of $3.0 million and warrants issued in connection with our warrant tender offer of $0.5 million. Other changes in working capital accounts include an increase in restricted cash of $1.6 million, an increase in accounts receivable of $0.3 million, an increase in prepaid and other assets of $0.2 million, an increase in deferred charges of $ 2.9 million, an increase in accounts payable and accrued expenses of $1.7 million and an increase of $6.2 million in deferred revenue resulting from higher new customer and renewal sales.

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

Our working capital deficit at December 31, 2009, defined as current assets minus current liabilities, was $6.2 million as compared to a working capital deficit of $7.8 million at December 31, 2008.  The increase in working capital of approximately $1.6 million from December 31, 2008 to December 31, 2009 was primarily attributable to an increase in cash of $2.6 million, an increase in restricted cash of $1.6 million, an increase in deferred charges of $2.5 million, a decrease in the current portion of notes payable of $2.4 million offset by an increase in accounts payable and accrued expenses of $1.6 million and an increase in the current portion of deferred revenue of $5.6 million, resulting from increased sales.

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

We initially conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  The company disclosed in the Original Annual Report that, based on that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to a significant deficiency described below;

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

In connection with the restatements of certain of our financial statements described in more detail elsewhere in this Amendment No. 3, management of the company re-evaluated the effectiveness of the company's disclosure controls and procedures as of December 31, 2009. As a result of that reevaluation, management of the company has determined that due to the material weakness in internal control over financial reporting, the company's disclosure controls and procedures were not effective as of such date. Additional information regarding the restatement is contained in Note 2 in the Notes to the Financial Statements included in this Amendment No. 3.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, we initially concluded that, as of December 31, 2009, such internal control over financial reporting was not effective.  This was due to a deficiency that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weakness.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	Ensure that personnel responsible for the company's internal control over financial reporting and disclosure controls and procedures participate in ongoing continuing profession education; and

2.	Use external resources when deemed necessary to assist in ensuring the company's internal control over financial reporting and disclosure controls and procedures are effective.

We are committed to a strong internal control environment, and believe that, when fully implemented, these remediation actions will represent significant improvements. The company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2011; however, additional measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, there have been changes to our internal control over financial reporting subsequent to December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the terms of the Agreement we entered into on March 24, 2009 with GRM, GRM is permitted to appoint one member to our board of directors.  On July 21, 2009 GRM appointed Mr. Bennet Van de Bunt to our board of directors.  On January 1, 2010 Mr. Van de Bunt resigned from our board of directors, and GRM appointed Mr. Luc Vanhal in his place.  Mr. Vanhal resigned this position as of February 28, 2010 and on March 22, 2010, GRM  reappointed Bennet Van De Bunt as a director.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1	Articles of incorporation of the registrant, as amended (1)
3.2	Bylaws of the registrant, as amended (1)
3.2.1	Amendment No. 1 to Bylaws
3.2.2	Amendment No. 2 to Bylaws
10.1	2005 Stock Incentive Plan (1)
10.2	Amended and Restated 2006 Equity Incentive Plan (1)
10.3	Securities purchase agreement between registrant and each purchaser identified on the signature pages thereof dated as of September 12, 2006 (1)
10.4	Employment agreement between the registrant and Gary Guseinov dated August 31, 2006 (1)**
10.5	Employment agreement between the registrant and Igor Barash dated September 1, 2003 (1)**
10.6	Employment offer between the registrant and Igor Barash dated November 23, 2005(14)**
10.7	Employment agreement between the registrant and Igor Barash dated July 1, 2008(14)**
10. 8	Agreement for Internet Advertising Agent Services date May 16, 2008 between the registrant and WebMetro (2)
10. 9	Consulting Agreement with Frontier Capital Partners LLC dated July 15, 2008 (3)
10.10	Form of Indemnification Agreement entered into between the registrant and Gary Guseinov, Bing Liu, Igor Barash, John LaValle and Michael Barrett (1)**
10.11	Form of Securities Purchase Agreement for the sale of Units (August 2008) (4)
10.12	Form of Warrant to Purchase Common Stock (August 2008) (4)
10.13	Common Stock Purchase Warrant issued to Newview Finance L.L.C. dated November 10, 2008 (5)
10.14	Settlement Agreement between the registrant and Patrick Hinojosa (6)
10.15	Form of 7.41% Senior Secured Note (7)
10.16	Form of Registration Rights Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes (7)
10.17	Form of Amended and Restated Security Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes (7)
10.18	Form of Securities Purchase Agreement executed in conjunction with the sale of 7.41% Senior Secured Notes (7)
10.19	Form of Common Stock Purchase Warrant issued in conjunction with the sale of 7.41% Senior Secured Notes (7)
10.20	Lease Agreement dated October 19, 2007 between the registrant and 617 7th Street Associates, LLC (8)
10.21	Form of Securities Purchase Agreement (November 25, 2008/December 5, 2008) (9)
10.22	Form of 10% Convertible Promissory Note (November 25, 2008/December 5, 2008) (9)
10.23	Form of Common Stock Purchase Warrant (November 25, 2008/December 5, 2008) (9)
10.24	Form of Registration Rights Agreement (November 25, 2008/December 5, 2008) (9)
10.25	Form of Subordination Agreement (November 25, 2008/December 5, 2008) (9)
10.26	Consent and Waiver Agreement dated November 21, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (November 25, 2008/December 5, 2008) (9)
10.27	Amended and Restated Consent and Waiver dated August 19, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (10)
10.28	Consent and Waiver dated September 22, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (10)
10.29	Warrant to Purchase Common Stock issued to Guthy-Renker Match LLC (7)
10.30	Employment Agreement between the registrant and Kevin Harris (7) **
10.31	Amendment to Lease Agreement dated January 30, 2009 between the registrant and 617 7th Street Associates, LLC (7)
10.32	Media and Marketing Services Agreement with GR Match, LLC (7)
10.33	Securities Purchase Agreement dated June 3, 2009 between the registrant and GR Match, LLC(9)
10.34	First Amendment to Medial and Marketing Services Agreement dated June 4, 2009 between the registrant and GR Match, LLC(9)

10.35	Indemnification Agreement dated July 21, 2009 between the registrant and Bennet Van De Bunt(10)
10.36	First Amendment dated October 26, 2009 to Securities Purchase Agreement between the registrant and GR Match, LLC(11)
10.37	Second Amendment dated October 26, 2009 to Media and Marketing Services Agreement between the registrant and GR Match, LLC(11)
10.38	Indemnification Agreement dated January 1, 2010 between the registrant and Luc Vanhal(12)
10.39	Consulting Agreement dated April 1, 2009 between the registrant and SCP Holdings LLC(13)
10.40	Consent and Waiver Agreement dated April 23, 2009(13)
10.41	Securities Purchase Agreement dated June 10, 2009 between the registrant and Shimski LP(13)
10.42	Amended and Restated Warrant to Purchase Common Stock issued to GR Match LLC on May 6, 2009(13)
10.43	Warrant to Purchase Common Stock issued to GR Match LLC on May 6, 2009(13)
10.44	Warrant to Purchase Common Stock issued to GR Match LLC on May 6, 2009(13)
10.45	Amendment to Lease Agreement dated September 30, 2009 between the registrant and 617 7th Street Associates, LLC (14)
23.1	Consent of Grant Thornton LLP*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*
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
(14) Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2010		CYBERDEFENDER CORPORATION

	By:	/s/ Gary Guseinov
Gary Guseinov
Chief Executive Officer

	By:	/s/ Kevin Harris
Kevin Harris
Chief Financial Officer

  CYBERDEFENDER CORPORATION
Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CyberDefender Corporation

We have audited the accompanying balance sheets of CyberDefender Corporation (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CyberDefender Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company restated its financial statements as of and for the year ended December 31, 2009.

/s/ GRANT THORNTON LLP

Los Angeles, CA
December 20, 2010

CYBERDEFENDER CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$3,357,510	$779,071
Restricted cash	1,565,841	15,000
Accounts receivable	489,464	204,635
Deferred financing costs, current	191,566	324,200
Prepaid expenses	302,291	674,478
Deferred charges, current	3,316,535	811,542

Total Current Assets	9,223,207	2,808,926

PROPERTY AND EQUIPMENT, net	242,927	94,883
DEFERRED FINANCING COSTS, net of current portion	47,892	-
DEFERRED CHARGES, net of current portion	609,904	239,983
OTHER ASSETS	67,605	26,196

Total Assets	$10,191,535	$3,169,988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,893,186	$3,798,645
Accrued expenses	862,023	384,974
Deferred revenue, current	9,662,030	4,025,026
Convertible notes payable, net of discount	-	2,421,529
Capital lease obligations, current	9,410	27,291

Total Current Liabilities	15,426,649	10,657,465

DEFERRED RENT	65,938	-
DEFERRED REVENUE, less current portion	1,117,116	527,927
CONVERTIBLE NOTES PAYABLE, net of discount	1,593,000	-
CAPITAL LEASE OBLIGATIONS, less current portion	9,708	16,776

Total Liabilities	18,212,411	11,202,168

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 25,673,967 and 17,350,798 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	25,674	17,351
Additional paid-in capital	36,884,000	17,763,193
Accumulated deficit	(44,930,550)	(25,812,724)

Total Stockholders’ Deficit	(8,020,876)	(8,032,180)

Total Liabilities and Stockholders’ Deficit	$10,191,535	$3,169,988

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008
	(Restated)
REVENUES:
Net sales	$18,841,893	$4,887,759

COST OF SALES	4,182,462	767,115

GROSS PROFIT	14,659,431	4,120,644

OPERATING EXPENSES:
Media and marketing services	21,308,667	7,487,053
Product development	1,851,931	530,010
Selling, general and administrative	6,566,661	3,346,655
Investor relations and other related consulting	2,473,345	1,265,616
Depreciation and amortization	37,117	39,408
Total Operating Expenses	32,237,721	12,668,742

LOSS FROM OPERATIONS	(17,578,290)	(8,548,098)

OTHER INCOME/(EXPENSE):
Change in fair value of derivative liabilities	109,058	-
Loss on registration rights agreement	-	(216,540)
Interest expense, net	(2,371,724)	(2,486,334)
Total Other Expenses, net	(2,262,666)	(2,702,874)

LOSS BEFORE INCOME TAX EXPENSE	(19,840,956)	(11,250,972)

INCOME TAX EXPENSE	800	800

NET LOSS	$(19,841,756)	$(11,251,772)

Basic and fully diluted net loss per share	$(0.91)	$(0.72)

Weighted Average Shares Outstanding:
Basic and fully diluted	21,890,656	15,562,790

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
			(Restated)	(Restated)	(Restated)
Balance at December 31, 2007	13,994,597	$13,995	$11,879,782	$(14,560,952)	$(2,667,175)
Sale of shares with warrants attached, net of cash issuance costs of $112,757	1,155,500	1,155	1,041,588	---	1,042,743
Issuance of shares and warrants for services	300,000	300	2,266,483	---	2,266,783
Issuance of shares for penalties and interest	271,091	271	252,810	---	253,081
Value of warrants issued in association with debt	---	---	83,590	---	83,590
Conversion of OID notes and accrued interest	744,749	745	744,004	---	744,749
Conversion of convertible notes and accrued interest	796,876	797	796,079	---	796,876
Value of warrants and beneficial conversion feature of convertible notes payable	---	---	445,467	---	445,467
Cashless warrant exercise	37,985	38	(38)	---	---
Exercise of stock options	50,000	50	485	---	535
Compensation expense on vested options	---	---	252,943	---	252,943
Net loss	---	---	---	(11,251,772)	(11,251,772)
Balance at December 31, 2008	17,350,798	17,351	17,763,193	(25,812,724)	(8,032,180)

Sale of shares	1,975,360	1,975	3,604,905	---	3,606,880
Value of warrants and beneficial conversion feature of convertible notes payable	---	---	1,074,367	---	1,074,367
Issuance of warrants for media and marketing services	---	---	5,343,509	---	5,343,509
Issuance of shares and warrants for services	94,628	95	1,670,536	---	1,670,631
Issuance of shares and warrants for penalties and interest	34,922	35	32,517	---	32,552
Conversion of convertible notes and accrued interest	3,651,973	3,652	3,939,102	---	3,942,754
Exercise of stock warrants	2,265,607	2,265	2,244,873	---	2,247,138
Exercise of stock options	300,679	301	279,677	---	279,978
Compensation expense on vested options	---	---	308,776	---	308,776
Issuance of warrants in connection with warrant tender offer	---	---	548,728	---	548,728
Reclassification of derivatives to liabilities	---	---	(7,065,940)	723,930	(6,342,010)
Reclassification of derivatives to equity	---	---	7,139,757	---	7,139,757
Net loss	---	---	---	(19,841,756)	(19,841,756)
Balance at December 31, 2009	25,673,967	$25,674	$36,884,000	$(44,930,550)	$(8,020,876)

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,841,756)	$(11,251,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on registration rights agreement	-	216,540
Amortization of debt discount	1,169,026	1,322,379
Depreciation and amortization	37,117	39,408
Compensation expense from vested stock options	308,776	252,943
Amortization of deferred financing costs	423,589	702,061
Warrants issued for media and marketing services	5,343,509	380,598
Shares issued for penalties and interest	32,552	253,081
Shares and warrants issued for services	3,044,242	1,886,185
Warrants issued in connection with warrant tender offer	548,728	-
Change in fair value of derivative liabilities	(109,058)	-
Changes in operating assets and liabilities:
Restricted cash	(1,550,841)	(15,000)
Accounts receivable	(284,829)	(185,582)
Prepaid and other assets	(198,710)	(652,593)
Deferred charges	(2,874,914)	(1,010,965)
Other assets	(41,409)	(99)
Accounts payable and accrued expenses	1,741,619	3,059,002
Deferred revenue	6,226,193	3,923,511
Cash Flows Used In Operating Activities	(6,026,167)	(1,080,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(185,161)	(2,286)
Cash Flows Used In Investing Activities	(185,161)	(2,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and convertible notes payable, net of commissions	2,680,720	954,300
Principal payments on notes payable	-	(349,000)
Principal payments on capital lease obligations	(24,949)	(23,913)
Proceeds from exercise of stock options	279,978	535
Proceeds from exercise of stock warrants	2,247,138	-
Proceeds from sale of stock, net of issuance costs	3,606,880	1,042,743
Cash Flows Provided by Financing Activities	8,789,767	1,624,665

NET INCREASE IN CASH	2,578,439	542,076

CASH, beginning of year	779,071	236,995

CASH, end of year	$3,357,510	$779,071

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008
	(Restated)
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$39
Cash paid for interest	$102,338	$36,203

Supplemental schedule of non-cash financing activities:
Property and equipment acquired through capital lease obligation	$-	$2,362
Discount on notes payable	$923,801	$83,590
Warrants issued in connection with sale of stock	$-	$903,239
Conversion of notes payable and accrued interest to common stock and warrants	$3,942,754	$1,541,625
Warrants issued in connection with debt conversion	$-	$445,467
Convertible notes payable issued as payment for accrued interest and penalties	$-	$440,784
Warrants issued for placement fees with convertible debt	$150,566	$-
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$7,065,940	$-
Cumulative effect of accounting change to retained earnings for derivative liabilities	$723,930	$-
Reclassification of derivatives to equity	$7,139,757	$-
Value of warrants and embedded conversion features recorded to derivative liabilities	$906,805	$-

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

During May 2010, the Company entered into an Agreement and Plan of Merger with a wholly owned Delaware subsidiary, pursuant to which the Company merged with and into the Delaware subsidiary, with the Delaware subsidiary being the surviving corporation, on the basis of one share of common stock of the Delaware subsidiary to be exchanged for each outstanding share of common stock of the Company, all as more particularly set forth in the Agreement and Plan of Merger. The main purpose of the merger was to change the Company’s state of incorporation from California to Delaware. Additionally, at the time of the merger the Company increased the number of authorized shares of common stock to 100 million, changed the common stock from no par value to $0.001 par value and authorized 10 million shares of preferred stock. As a result the Company retroactively restated its financial statements as if the change in par value was effective for all periods presented.

Liquidity
The Company has experienced operating losses since inception.  Management has implemented plans to continue to build its revenue base, expand sales and marketing and improve operations, however, through September 2010, the Company continued to operate at negative cash flow.  For the years ended December 31, 2009 and 2008, the Company has incurred a net loss of $19.8 million and $11.3 million with negative cash flows from operations of $6.0 million and $1.1 million, respectively.  As December 31, 2009 and 2008, the Company had stockholders’ deficit of $8.0 million and $8.0 million, respectively.  To date, the Company’s operations have been primarily financed through debt and equity proceeds from private placement offerings.  Management believes that it has sufficient working capital from recent financings to fund operations through at least March 31, 2011.  As discussed in Note 11, the Company entered into a revolving credit facility with GRM effective as of December 3, 2010.  The credit facility permits the Company to borrow up to $5 million, and the initial principal amount includes $4,287,660 of outstanding trade payables owed by the Company to GRM on December 3, 2010 pursuant to the Media Services Agreement.  All outstanding principal and accrued but unpaid interest is due and payable in full at the earlier of either March 31, 2011 or the closing of the Company’s sale and issuance of any debt or equity securities of the Company in an aggregate amount exceeding $10 million. The Company intends to obtain additional financing to satisfy the obligation.  However, there can be no assurances that the Company will obtain additional financing on terms acceptable to the Company, or at all. In the event the Company is unable to obtain additional financing, the Company expects it would be able to renegotiate the terms of the credit facility, however, there can be no assurance that this would occur.  Failure to obtain additional funding or an amendment to the credit facility may require the Company to significantly curtail its operations which could have a material adverse impact on our results of operations and financial position.

Reclassification
To conform to the current year's presentation, as a result of management's continuing analysis of its financial reporting, the Company consolidated its 2008 Accrued expenses – registration rights agreement account with Accrued expenses on the balance sheet. Additionally, the Company reclassified $15,000 from Prepaid expenses to Restricted cash. The Company also reclassified $380,598 from selling, general and administrative expense to media and marketing services expense. These reclassifications had no effect on the previously reported net loss for 2008.

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

Advertising Costs
The Company expenses advertising costs as they are incurred. As described in detail in Note 5 below, the Company issued warrants for media and marketing services.  The non-cash value of those warrants is included in media and marketing services on the accompanying statements of operations.  For the years ended December 31, 2009 and 2008, the Company recorded non-cash expense of $5.9 million and $0.4 million, respectively.

Reserves for Refunds
The Company’s policy with respect to refunds is to offer refunds within the first 30 days after the date of purchase. The Company may voluntarily issue refunds to customers after 30 days of purchase, however the majority are issued within 30 days of the original sale and are charged against the associated sale or deferred revenues (as applicable). Refunds were $3.0 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company had $0 accrued for customer refunds, based on historical timing of refunds.

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

Advertising purchased from four vendors accounted for 92% of the Company’s total advertising expense for the year ended December 31, 2008.

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

For certain of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable, other accrued liabilities and notes payable, the carrying amounts approximate fair value due to their short maturities.

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

Subsequent events
The Company has evaluated subsequent events through the filing date of this Form 10-K/A, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes (see Note 10).

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

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and will be adopted in the quarter ended September 30, 2010.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2009

On November 19, 2010, the Company’s Audit Committee concluded that the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, and the quarters ended March 31 and June 30,2010 should be restated in order to make the following adjustments:  (i) the Black Scholes value of the warrants issued by the Company in March 2009 pursuant to the Media and Marketing Services Agreement should have been classified as an operating expense rather than interest expense and that the Black Scholes value of the warrants should be measured as of each monthly vesting date rather than the grant date starting from March 2009 through September 2010; (ii) certain warrants issued to consultants must be revalued as of their respective vesting dates rather than the grant date, using the Black Scholes method; and (iii) all of the Company’s advertising expenses starting in the fourth quarter of 2009 should have been expensed as incurred rather than capitalized and amortized against revenues for a period of 12 months under ASC 340-20  (collectively, the “Adjustments”).

The following tables set forth the effects of the restatement on certain line items within our balance sheet at December 31, 2009:

	December 31, 2009
	Restated	Adjustments	As Filed
Deferred charges, current	$3,316,535	$(2,312,753)	$5,629,288	(1)
Total Current Assets	$9,223,207	$(2,312,753)	$11,535,960
Additional paid-in capital	$36,884,000	$3,825,872	$33,058,128	(2)(4)
Accumulated deficit	$(44,930,550)	$(6,138,625)	$(38,791,925	) (3)
Total Stockholders’ Deficit	$(8,020,876)	$(2,312,753)	$(5,708,123)

Reference
(1) Expensing of direct-response advertising costs as incurred rather than capitalizing and amortizing per ASC 340-20.
(2) Increase in the value of the warrants as revalued at vesting dates using black scholes method.
(3) The Adjustments as described above.
(4) Per Note 2 above, there was a reclassification from common stock to additional paid-in capital as a result of the merger.

The following tables set forth the effects of the restatement on certain line items within our statement of operations for the year ended December 31, 2009:

	For the Year Ended
	December 31, 2009
	Restated	Adjustments	As Filed
Media and marketing services	$21,308,667	$8,227,158	$13,081,509	(1)
Investor relations and other related consulting	$2,473,345	$(730,443)	$3,203,788	(2)
Total Operating Expenses	$32,237,721	$7,496,715	$24,741,006
LOSS FROM OPERATIONS	$(17,578,290)	$(7,496,715)	$(10,081,575)
Interest expense	$2,371,724	$(1,358,090)	$3,729,814	(2)
NET LOSS	$(19,841,756)	$(6,138,625)	$(13,703,131)
EPS	$(0.91)	$(0.28)	$(0.63)

Reference
(1) $2.3 million relates to expensing of direct-response advertising costs as incurred rather than capitalizing and amortizing per ASC 340-20 and balance relates to reclassification of warrants from interest expense and revaluation of warrants.
(2) Reclassification of warrants from interest expense and revaluation of warrants.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,	December 31,
	2009	2008
Furniture and fixtures	$121,370	$121,370
Leasehold improvements	169,661	—
Office equipment	97,227	88,294
Software	17,333	10,766
	405,591	220,430
Less accumulated depreciation and amortization	(162,664)	(125,547)
Property and equipment, net	$242,927	$94,883

NOTE 5 - INCOME TAXES

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

Components of the net deferred tax asset as of December 31, 2009 and 2008 are approximately as follows:

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$9,595,000	$5,703,000
Stock compensation expense	453,000	336,000
Accrued liabilities	48,000	41,000
Contingent liabilities	11,000	20,000
Accounts payable	19,000	19,000
AMT credit carryforwards	6,000	6,000
Warrants issued for services	3,154,000	347,000
Deferred revenue	420,000	199,000
Total gross deferred tax assets	13,706,000	6,671,000
Deferred tax liabilities
Depreciation/amortization	(23,000)	21,000
Total gross deferred tax liabilities	(23,000)	21,000
Net deferred tax asset	13,683,000	6,692,000
Less valuation allowance	(13,683,000)	(6,692,000)
Net deferred tax assets	$-	$-

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5 - INCOME TAXES (continued)

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Federal tax benefit rate	-34.0%	-34.0%
State tax benefit, net of federal benefit	-	-1.8%
Loan discount accretion	2.9%	3.9%
Investment banking fees	-	5.6%
Other	-2.5%	6.1%
Valuation allowance	33.6%	20.2%
Effective income tax rate	-	-

The change in the valuation allowance for the years ended December 31, 2009 and 2008 was approximately $6,991,000 and $2,582,000, respectively.

At December 31, 2009, the Company had federal and state net operating loss carryforwards of $25,943,000 and $15,169,000 available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2015 through 2025.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

 NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

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

On February 12, 2008, the Company entered into a consulting agreement with New Castle Consulting. Pursuant to this agreement, New Castle provided investor relations services to the Company for a period of six months in exchange for payment of $4,500, which was made in conjunction with the execution of the agreement, a monthly fee of $4,500, the payment of which began in March 2008, the issuance of 100,000 shares of restricted common stock valued at $100,000 and an indemnity.  As the shares were unforfeitable and fully vested upon issuance and there was no guarantee of future benefit to be provided, the value of the shares was expensed upon issuance to investor relations and other related consulting expense.

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

On July 15, 2008, the Company entered into a consulting agreement with Frontier Capital Partners L.L.C. (“Frontier”) pursuant to which Frontier agreed to provide investor relations and other business advisory services. The agreement term was three months, but the agreement could be terminated by either party upon five days written notice. The agreement also includes provisions allowing immediate termination in the event of dissolution, bankruptcy or insolvency and for cause. The Company agreed to issue to Frontier 125,000 shares of its restricted common stock as compensation for these services. 75,000 of these shares, valued at $81,000, were issued immediately (upon execution of the agreement) and were deemed to be a non-refundable retainer. The remaining 50,000 shares, valued at $63,000, were issued 46 days after execution of the agreement. The value of the shares was expensed to investor relations and other related consulting expense.

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

On June 4, 2009, the Company closed the sale and issuance of 1,142,860 shares of common stock to a subsidiary of Guthy-Renker, GR Match, LLC (“GRM”) for an aggregate purchase price of $2,000,005, of which $400,000 (the “Commercial Funds”) must be used for the creation and production by GRM of television commercials advertising the Company’s products and services, and the balance of which the Company will use for general working capital. At December 31, 2009, the balance of the Commercial Funds of $161,153 was recorded in prepaid expenses on the accompanying balance sheet. Pursuant to the terms of the Securities Purchase Agreement documenting the transaction, GRM has demand and piggyback registration rights with respect to the shares. Also, in the event the Company sells or issues shares of its common stock or common stock equivalents at a price per share below $1.75 during the ninety days following the closing of the transaction, except for certain exempt issuances, GRM will receive additional shares of common stock in order to effectively re-price the shares at such lower price. No additional shares were issued below $1.75 during the ninety-day period.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

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

Stock warrants
On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview agreed to provide investor relations services in exchange for a warrant to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately and 270,000 warrants were to vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009. At January 1, 2009, the Company amended the vesting schedule in the Newview warrant to vest the remaining 1,080,000 warrants on the first of each month from January 1, 2009 to June 1, 2009 at the rate of 180,000 warrants per month.  1,080,000 and 1,170,000 warrants vested during the years ended December 31, 2009 and 2008, respectively. The warrants were valued at $1,932,289, using the Black Scholes pricing model, and $1,010,673 and $921,616 was expensed to investor relations and other consulting expense for the years ended December 31, 2009 and 2008, respectively.

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

On October 30, 2008, the Company executed a letter of intent with GRM to create, market and distribute direct response advertisements to sell the Company’s products.  GRM is responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,495 using the Black-Scholes pricing model.  The fair value of the warrant was recorded to prepaid expenses at the time of issuance and has been expensed over the five-month term of service. The Company expensed $570,897 and $380,598 to media and marketing services expense for the years ended December 31, 2009 and 2008, respectively. The warrant included an anti-dilutive provision that reduced the exercise price of the warrant if the Company at any time while this warrant is outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants described below.  None of the amended terms resulted in an accounting change to the warrant.  In conjunction with the execution of the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second five-year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share valued at $712,303 using the Black-Scholes pricing model.  The fair value of the warrant was recorded to prepaid expenses at the time of issuance and was expensed over the five-month expected term of service to media and marketing services expense.  This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a five-year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and is subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of December 31, 2009, the right to purchase 1,837,332 of the 8,000,000 Media Services Warrant shares has vested and was valued at $4,631,206 using the Black-Scholes pricing model.  The fair value of these vested shares has been expensed to media and marketing services expense. The remaining 6,162,668 shares from the Media Services Warrant are not guaranteed to vest as they are contingent on GRM advancing media placement costs, therefore, these unvested warrants have not been included or accounted for as outstanding dilutive securities at December 31, 2009. These warrants included an anti-dilutive provision that reduced the exercise price of the warrants if the Company at any time while the warrants are outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

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

On April 1, 2009, the Company entered into an agreement with a consultant for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vest as follows: 300,000 immediately and 50,000 per month on the 1st day of each month commencing May 1, 2009 and ending March 1, 2010. As of December 31, 2009, the right to purchase 700,000 of the 850,000 warrant shares has vested and was valued at $1,162,294 using the Black-Scholes pricing model.  The fair value of the vested warrants has been expensed to investor relations and other consulting expense.

On April 5, 2009, the Company entered into an agreement with a consultant for marketing related services.  The agreement had a term of three months.  The agreement provided compensation of $13,000 for month one, $14,000 for month two and $15,000 for month three.  In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  This warrant was to vest 5,000 shares per month over the term of the agreement. On May 15, 2009, the original agreement was terminated, along with the right to purchase 8,387 shares of common stock that would have vested over the remaining term of the agreement, and the Company entered into a second agreement with the consultant.  The second agreement had a term of three months and provided for compensation of $17,500 for month one, of which 50% was deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  The warrant was to vest 5,000 shares per month over the term of the second agreement. The second agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the second agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in July and August 2009, and the Company entered into a third agreement with the consultant.  The third agreement had a term of two months. The third agreement provided compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  This warrant vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus that was earned under the second agreement. The third agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. These goals were achieved and the Company issued the bonus warrant to the consultant on August 15, 2009. The fair value of the 76,613 warrant shares that were granted and vested totaled $127,803 and was expensed to investor relations and other consulting expense.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

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

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

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

	13,026,657

The weighted average grant date fair value of warrants granted during the years ended December 31, 2009 and 2008 was $0.91 and $0.92 per share, respectively. As of December 31, 2009, 150,000 shares of common stock covered by a warrant, with an estimated remaining value of $139,113, will vest over the next three months. The weighted average remaining life of the vested warrants is 3.24 years.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

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

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

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

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Year Ended
	December 31, 2009				December 31, 2008
			Weighted				Weighted
	Weighted		Average			Weighted	Average
	Number	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Options	Prices	Term	Value

Outstanding, beginning of year	1,444,084	$0.83			1,316,384	$0.75

Granted	957,126	$1.44			503,200	$1.09

Exercised	(300,679)	$0.93			(50,000)	0.01

Cancelled/forfeited	(244,238)	$1.10			(325,500)	$1.05

Outstanding, end of year	1,856,293	$1.09	7.57	$6,699,108	1,444,084	$0.83	7.66	$649,905

Vested and expected to vest in the future at December 31, 2009	1,677,043	$1.01	7.40	$6,183,077	1,355,037	$0.81	7.55	$635,011

Exercisable, end of year	1,160,210	$0.81	6.71	$4,510,095	1,080,662	$0.73	7.25	$582,098

The weighted-average grant date fair value of options granted during the years ended December 31, 2009 and 2008 was $1.29 and $0.96 per share, respectively.

As of December 31, 2009 and 2008, 696,083 and 363,242 of the options granted are not vested with an estimated remaining value of $735,771 and $251,001, respectively. At December 31, 2009 and 2008, the remaining value of non vested options granted is expected to be recognized over the weighted average vesting period of 2.53 and 2.95 years, respectively.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

The Company’s common stock options do not trade in an active securities market, therefore, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following average assumptions for the years ended December 31, 2009 and 2008:

	2009	2008
Annual dividend yield	0.0%	0.0%
Average expected life (years)	5.46	4.93
Risk-free interest rate	2.25%	2.96%
Expected volatility	69.89%	143.65%

Expected volatility is based primarily on historical volatility. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these options. The Company currently has no reason to believe future volatility over the expected remaining life of these options is likely to differ materially from historical volatility. The expected life is based on the remaining term of the options. The risk-free interest rate is based on 5-year to 10-year U.S. Treasury securities.

NOTE 7 –NOTES PAYABLE

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

NOTE 7 –NOTES PAYABLE (Continued)

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

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726. On September 21, 2007 the Company received from the holders of the 2006 Debentures a second Consent and Waiver. The holders of the 2006 Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. The Company issued 135,063 shares in February 2008 as partial payment for these liquidated damages valued at $106,513. The Company issued 931 shares in April 2009 as partial payment for these liquidated damages valued at $791. At December 31, 2009 and 2008, $25,422 and $26,213 of these damages remained in accrued expenses, respectively. The Company issued 94,952 shares in February 2008 as a partial payment in the amount of $110,147 for the July 1 and October 1, 2007 interest payments.

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

NOTE 7 –NOTES PAYABLE (Continued)

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

NOTE 7 –NOTES PAYABLE (Continued)

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

NOTE 7 –NOTES PAYABLE (Continued)

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE (Continued)

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

NOTE 8 - CAPITAL LEASE OBLIGATIONS

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Unionway International, LLC, an entity controlled by Bing Liu, a former officer and director, provided software development services to the Company. During the years ended December 31, 2009 and 2008, the Company paid Unionway International, LLC $49,500 and $92,000, respectively. Mr. Liu is on the Company’s advisory board as of the date of this filing.

The Company purchased promotional items with the Company’s name and logo on them from VK Productions, an entity controlled by Mr. Guseinov’s spouse. During the year ended December 31, 2009, VK Productions invoiced the Company $36,453 of which $25,502 remains unpaid as of December 31, 2009.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases
The Company's primary offices are in Los Angeles, California.  The Company entered into a lease on October 19, 2007 which commenced on March 24, 2008 for approximately 4,742 rentable square feet of office space with a term of sixty-two months. On October 9, 2009, the Company entered into a second amendment of its lease with its current landlord to relocate and to occupy approximately 16,000 square feet in the building to accommodate growth. The lease calls for a base monthly rent of $35,060 with annual increases of 3% plus common area expenses with a term of ten years.  The Company’s rent on its original space was abated beginning July 1, 2009 and the abatement continues on the new space for a period of fourteen (14) months from the date the Company began to occupy the new space, which was February 1, 2010, as long as the Company abides by all the terms and conditions of the lease and if no event of default occurs. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the lease term. Aside from the monthly rent, the Company is required to pay its share of common operating expenses.

The Company also leases equipment under operating leases that expire at various dates through 2012.

As of December 31, 2009, the Company's future minimum lease payments required under the operating leases with initial or remaining terms in excess of one year are as follows:

Years Ending December 31,
2010	$24,503
2011	328,755
2012	443,720
2013	455,820
2014	469,495
Thereafter	2,727,496
Total	$4,449,789

Total rent expense for the years ended December 31, 2009 and 2008 was $155,288 and $111,026, respectively, which is included in selling, general and administrative expense.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

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

On November 30, 2006, the Company entered into temporary deferred salary arrangements with Mr. Guseinov, Mr. Liu and Mr. Barash in which they agreed to defer 50% of their salaries each pay period. This arrangement with Mr. Liu was terminated on June 30, 2007.  This arrangement with Mr. Guseinov and Mr. Barash was terminated on December 16, 2007. The Company accrued $0 and $36,281 of deferred compensation relating to these arrangements as of December 31, 2009 and 2008, respectively.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 11 – SUBSEQUENT EVENTS

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

During July 2010, the Company received notice from GRM that pursuant to Section 2(a) of the GR Note, GRM elected to have the first interest payment due July 1, 2010 added to the aggregate principal amount of the GR note

On October 22, 2010, the Company and GRM entered into a Third Amendment to the Media and Marketing Services Agreement (“the Third Amendment”), effective as of October 15, 2010.  Pursuant to the Third Amendment, (i) GRM has the right to appoint one observer to the Board of Directors at any time when there is no GRM director on the board of directors, (ii) the Company shall pay GRM a monthly creative management fee of $75,000, (iii) the Company shall pay directly or reimburse GRM for all out-of-pocket costs incurred by GRM in connection with the creation, development, and/or production of any television or radio direct response commercials and (iv) the security interest granted to GRM is extended to include the new monthly creative management fee as well as GRM’s out-of-pocket production costs.  The Third Amendment also extended the term of the Media and Marketing Services Agreement until October 31, 2011, unless earlier terminated in accordance with the provisions of the Agreement.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 11 – SUBSEQUENT EVENTS (continued)

On October 22, 2010, the Company and GRM entered into a First Amendment to the License Agreement (“the First Amendment”), effective as of October 15, 2010.  Pursuant to the First Amendment, the royalties payable in Schedule D to the License Agreement were amended and GRM was provided the one time right to cause the eighteen months cutoff date (to which reference is made in the definition of the International Roll-Out Date)to be delayed for a period of up to 12 months in the event that GRM elects to delay its marketing of the products in the International Territory for legitimate business reasons, including, without limitation, delays in the development of the required processes, systems or other aspects of GRM’s business.

Effective as of December 3, 2010, the Company and GRM entered into a Revolving Credit Loan Agreement (the “Loan Agreement”) pursuant to which GRM has made available to the Company a secured revolving credit facility in the principal amount not to exceed $5,000,000 (the “Credit Facility”).  Pursuant to the terms and conditions of the Loan Agreement, GRM will advance funds to the Company, and the Company will use the funds solely for the Company’s payments of amounts owing to GRM pursuant to the Media Services Agreement.

The initial principal amount of the Credit Facility is $4,288,000, which is the total amount of invoices owing by the Company to GRM pursuant to the Media Services Agreement as of December 3, 2010, and will be repaid in accordance with the terms of the Loan Agreement.   Advances made by GRM under the Credit Facility will not exceed $500,000 per week during the term of the Credit Facility and will not exceed a maximum total amount of $5,000,000 unless otherwise agreed to by GRM.  All outstanding principal and accrued but unpaid interest under the Credit Facility is due and payable in full on the earlier of either March 31, 2010 or the closing of the Company’s sale and issuance of any debt or equity securities of the Company in an aggregate amount exceeding $10,000,000.  Interest will accrue on the outstanding principal amount advanced under the Credit Facility at an annual rate of 10%, and will be calculated on a per diem basis and added to the principal amount advanced.

Simultaneously with all repayments of outstanding amounts advanced under the Credit Facility, including repayment of the Credit Facility on the due date, the Company will pay GRM a repayment fee in an amount equal to 10% of the total amount being repaid. Late payments, if any, will incur a fee in an amount equal to 10% of the amount due.

Pursuant to a security agreement, the Company granted to GRM a second lien priority security interest in all of the Company’s assets subject only to liens existing on the original issue date in favor of GRM under the GR Note. Subject to certain limited exceptions, any future debt financing by the Company must be approved by GRM and in all cases must be subordinate to the Credit Facility with respect to both terms of payment and priority.

In connection with the Credit Facility, and effective as of December 3, 2010, the Company and GRM entered into a First Amendment to the GR Note, pursuant to which the GR Note was amended to provide that the Company does not have the right to repay the GR Note without the prior written consent of GRM.

In connection with the Credit Facility, and effective as of December 3, 2010, the Company and GRM entered into a First Amendment to the Loan and Securities Purchase Agreement modifying certain loan covenants.

In connection with the Credit Facility, and effective as of December 3, 2010, the Company and GRM entered into a Fourth Amendment to the Media Services Agreement (the “Fourth Amendment”), which amended the Media Services Agreement to reduce payment terms to fifteen days for GRM invoices as long as there is a balance on the Credit Facility.  Second, the term of the Services Agreement was extended to December 31, 2013.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 12 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

On November 19, 2010, the Company’s Audit Committee concluded that the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2009 and 2010, June 30, 2009 and 2010 and September 30, 2009 should be restated in order to make the following adjustments: (i) the Black Scholes value of the warrants issued by the Company in March 2009 pursuant to a Media and Marketing Services Agreement should have been classified as an operating expense rather than interest expense and that the Black Scholes value of such warrants should be measured as of each monthly vesting date rather than the grant date starting from March 2009 through September 2010; (ii) certain warrants issued to consultants must be revalued as of their respective vesting dates rather than the grant date, using the Black Scholes method; and (iii) all of the Company’s advertising expenses starting in the fourth quarter of 2009 should have been expensed as incurred rather than capitalized and amortized against revenues for a period of 12 months under ASC 340-20 (collectively, the “Adjustments”).

The following tables summarize the effects of the Adjustments on our previously issued unaudited condensed financial statements:

Changes to 2009 Quarterly Balance Sheets (unaudited)

	March 31, 2009
	Restated	Adjustments	As filed
Additional paid-in capital	$13,045,167	$(104,292)	$13,149,459	(1)(2)
Accumulated deficit	$(29,801,553)	$104,292	$(29,905,845	) (1)
Total stockholders’ deficit	$(16,737,158)	—	$(16,737,158)

Reference
(1) Reclassification and revaluation of warrants.
(2) Per Note 2 above, there was a reclassification from common stock to additional paid-in capital as a result of the merger.

	June 30, 2009
	Restated	Adjustments	As filed
Additional paid-in capital	$27,474,931	$211,653	$27,263,278	(1)(2)
Accumulated deficit	$(34,933,065)	$(211,653)	$(34,721,412	) (1)
Total stockholders’ deficit	$(7,434,939)	—	$(7,434,939)

Reference
(1) Reclassification and revaluation of warrants.
(2) Per Note 2 above, there was a reclassification from common stock to additional paid-in capital as a result of the merger.

	September 30, 2009
	Restated	Adjustments	As filed
Additional paid-in capital	$31,785,679	$1,012,319	$30,773,360	(1)(2)
Accumulated deficit	$(39,289,482)	$(1,012,319)	$(38,277,163	) (1)
Total stockholders’ deficit	$(7,478,555)	—	$(7,478,555)

Reference
(1) Reclassification and revaluation of warrants.
(2) Per Note 2 above, there was a reclassification from common stock to additional paid-in capital as a result of the merger.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 12 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS (continued)

Changes to 2009 Quarterly Condensed Statement of Operations (unaudited)

	For the Three Months Ended
	March 31, 2009
	Restated	Adjustments	As Filed
Media and marketing services	$4,499,734	$756,040	$3,743,694	(1)
Investor relations and other related consulting	$395,285	$(824,717)	$1,220,002	(1)
Total Operating Expenses	$6,456,649	$(68,677)	$6,525,326
LOSS FROM OPERATIONS	$(3,944,723)	$68,677	$(4,013,400)
Interest expense	$876,894	$(35,615)	$912,509	(1)
NET LOSS	$(4,712,759)	$104,292	$(4,817,051)
EPS	$(0.26)	$0.01	$(0.27)

Reference
(1) Reclassification of warrants from interest expense and revaluation of warrants.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2009				June 30, 2009
	Restated	Adjustments	As Filed		Restated	Adjustments	As Filed
Media and marketing services	$4,146,124	$737,817	$3,408,307	(1)	$8,645,858	$1,493,857	$7,152,001	(1)
Investor relations and other related consulting	$1,135,418	$(210,789)	$1,346,207	(1)	$1,530,703	$(1,035,506)	$2,566,209	(1)
Total Operating Expenses	$7,222,794	$527,028	$6,695,766		$13,679,443	$458,351	$13,221,092
LOSS FROM OPERATIONS	$(4,289,474)	$(527,028)	$(3,762,446)		$(8,234,197)	$(458,351)	$(7,775,846)
Interest expense	$841,838	$(211,083)	$1,052,921	(1)	$1,718,732	$(246,698)	$1,965,430	(1)
NET LOSS	$(5,131,512)	$(315,945)	$(4,815,567)		$(9,844,271)	$(211,653)	$(9,632,618)
EPS	$(0.25)	$(0.01)	$(0.24)		$(0.51)	$(0.01)	$(0.50)

Reference
(1) Reclassification of warrants from interest expense and revaluation of warrants.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2009				September 30, 2009
	Restated	Adjustments	As Filed		Restated	Adjustments	As Filed
Media and marketing services	$4,717,729	$1,172,588	$3,545,141	(1)	$13,363,588	$2,666,446	$10,697,142	(1)
Investor relations and other related consulting	$2,128,523	$25,916	$2,102,607	(1)	$6,477,178	$(1,009,190)	$7,486,368	(1)
Total Operating Expenses	$7,319,993	$1,198,504	$6,121,489		$20,999,837	$1,657,256	$19,342,581
LOSS FROM OPERATIONS	$(3,910,959)	$(1,198,504)	$(2,712,455)		$(12,145,557)	$(1,657,256)	$(10,488,301)
Interest expense	$445,458	$(397,638)	$843,096	(1)	$2,164,189	$(644,337)	$2,808,526	(1)
NET LOSS	$(4,356,417)	$(800,666)	$(3,555,751)		$(14,200,688)	$(1,012,319)	$(13,188,369)
EPS	$(0.18)	$(0.03)	$(0.15)		$(0.69)	$(0.05)	$(0.64)

Reference
(1) Reclassification of warrants from interest expense and revaluation of warrants.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 12 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS (continued)

Changes to 2009 Quarterly Condensed Statement of Cash Flows (unaudited)

	For the Three Months Ended
	March 31, 2009
	Restated	Adjustments	As Filed
Net loss	$(4,712,759)	$104,292	$(4,817,051	) (1)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for interest	—	$(35,615)	$35,615	(2)
Warrants issued for media and marketing services	$754,985	$754,985	—	(3)
Shares and warrants issued for services	$499,376	$(823,662)	$1,323,038	(4)

Reference
(1) Revaluation of warrants.
(2) Reclassification of warrants from interest expense to media and marketing services expense.
(3) Reclassification of warrants from interest expense to media and marketing services expense and revaluation of warrants.
(4) Reclassification of warrants from services to media and marketing services and revaluation of warrants.

	For the Six Months Ended
	June 30, 2009
	Restated	Adjustments	As Filed
Net loss	$(9,844,271)	$(211,653)	$(9,632,618	) (1)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for interest	—	$(295,722)	$295,722	(2)
Warrants issued for media and marketing services	$1,065,420	$1,065,420	—	(3)
Shares and warrants issued for services	$1,648,203	$(558,045)	$2,206,248	(4)

Reference
(1) Revaluation of warrants.
(2) Reclassification of warrants from interest expense to media and marketing services expense.
(3) Reclassification of warrants from interest expense to media and marketing services expense and revaluation of warrants.
(4) Reclassification of warrants from services to media and marketing services and revaluation of warrants.

	For the Nine Months Ended
	September 30, 2009
	Restated	Adjustments	As Filed
Net loss	$(14,200,688)	$(1,012,319)	$(13,188,369	) (1)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for media and marketing services	$2,095,548	$2,095,548	—	(2)
Shares and warrants issued for services, interest and penalties	$2,631,003	$(1,083,229)	$3,714,232	(3)

Reference
(1) Revaluation of warrants.
(2) Reclassification of warrants from interest expense to media and marketing services expense.
(3) Reclassification of warrants from interest expense to media and marketing services expense and revaluation of warrants.