Form 10-Q/A
period 2010-03-31
CYBERDEFENDER CORP
filed 2010-12-21
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No (The registrant is not yet subject to this requirement.)

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

CYBERDEFENDER CORPORATION
FORM 10-Q/A
March 31, 2010

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 contains restated financial statements correcting an error in the financial statements contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 as originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2010.  Please see Note 9 to the Condensed Financial Statements for a description of the accounting error which led to the restatement.  As a result of this restatement, we are also amending disclosures which appear in Part I, Item 1, Notes to the Condensed Financial Statements and Item 4T. Controls and Procedures.  This amended Form 10-Q also contains currently dated certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other information in the original filing has been updated and this Amendment continues to speak as of the date of the original filing.  Other events occurring after the information in the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the original filing.  Accordingly, this Form 10-Q/A should be read in conjunction with such reports.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2010	2009
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$6,922,888	$3,357,510
Restricted cash	1,918,606	1,565,841
Accounts receivable, net of allowance	617,843	489,464
Deferred financing costs, current	217,075	191,566
Prepaid expenses	281,027	302,291
Deferred charges, current	3,342,608	3,316,535

Total Current Assets	13,300,047	9,223,207

PROPERTY AND EQUIPMENT, net	753,251	242,927
DEFERRED FINANCING COSTS, net of current portion	25,509	47,892
DEFERRED CHARGES, net of current portion	627,058	609,904
OTHER ASSETS	109,903	67,605

Total Assets	$14,815,768	$10,191,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,697,170	$4,893,186
Accrued expenses	498,598	862,023
Deferred revenue, current	10,285,308	9,662,030
Capital lease obligations, current	56,886	9,410

Total Current Liabilities	16,537,962	15,426,649

DEFERRED RENT	147,835	65,938
DEFERRED REVENUE, less current portion	1,334,452	1,117,116
NOTES PAYABLE, net of discount	5,808,629	1,593,000
CAPITAL LEASE OBLIGATIONS, less current portion	129,047	9,708

Total Liabilities	23,957,925	18,212,411

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 50,000,000 shares authorized; 25,829,675 and 25,673,967 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	25,830	25,674
Additional paid-in capital	44,088,708	36,884,000
Accumulated deficit	(53,256,695)	(44,930,550)

Total Stockholders’ Deficit	(9,142,157)	(8,020,876)

Total Liabilities and Stockholders’ Deficit	$14,815,768	$10,191,535

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
	(Restated)	(Restated)
REVENUES:
Net sales	$9,477,330	$3,191,630

COST OF SALES	3,155,050	679,704

GROSS PROFIT	6,322,280	2,511,926

OPERATING EXPENSES:
Media and marketing services	10,229,931	4,499,734
Product development	752,127	299,737
Selling, general and administrative	2,877,213	1,251,557
Investor relations and other related consulting	549,543	395,285
Depreciation and amortization	20,242	10,336
Total Operating Expenses	14,429,056	6,456,649

LOSS FROM OPERATIONS	(8,106,776)	(3,944,723)

OTHER INCOME/(EXPENSE):
Change in the value of derivative liabilities	-	109,058
Interest expense, net	(219,169)	(876,894)
Total Other Expense, net	(219,169)	(767,836)

LOSS BEFORE INCOME TAX EXPENSE	(8,325,945)	(4,712,559)

INCOME TAX EXPENSE	200	200

NET LOSS	$(8,326,145)	$(4,712,759)

Basic and fully diluted net loss per share	$(0.32)	$(0.26)

Weighted Average Shares Outstanding:
Basic and fully diluted	25,758,260	17,990,516

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,326,145)	$(4,712,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	124,200	563,215
Provision for doubtful accounts receivables	143,805	-
Change in fair value of derivative liabilities	-	(109,058)
Depreciation and amortization	20,242	10,336
Compensation expense from vested stock options	91,361	85,208
Amortization of deferred financing costs	47,892	236,718
Warrants issued for media and marketing services	5,489,789	754,985
Shares and warrants issued for services	549,543	499,376

Changes in operating assets and liabilities:
Restricted cash	(352,765)	-
Accounts receivable	(272,184)	55,081
Prepaid expenses	21,264	92,481
Deferred charges	(43,227)	(819,688)
Other assets	(42,298)	(6,088)
Accounts payable and accrued expenses	522,456	242,428
Deferred revenue	840,614	2,134,245
Cash Flows Used In Operating Activities:	(1,185,453)	(973,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(358,725)	(6,567)
Cash Flows Used In Investing Activities	(358,725)	(6,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable, net of costs	4,948,982	333,700
Principal payments on capital lease obligations	(5,026)	(6,414)
Proceeds from exercise of stock options	33,925	-
Proceeds from exercise of stock warrants, net of placement fees	131,675	-
Cash Flows Provided by Financing Activities	5,109,556	327,286

NET INCREASE/(DECREASE) IN CASH	3,565,378	(652,801)

CASH, beginning of period	3,357,510	779,071

CASH, end of period	$6,922,888	$126,270

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Restated)	(Restated)
Supplemental disclosures of cash flow information:
Cash paid for interest	$121,501	$2,132

Supplemental schedule of non-cash investing and financing activities:
Discount on note payable	$908,571	$158,887
Property and equipment acquired through capital lease obligations	$228,172	$-
Warrants issued in connection with sale of stock	$-	$18,197
Conversion of notes payable to common stock	$-	$1,739,943
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$-	$7,065,940
Cumulative effect of accounting change to retained earnings for derivative liabilities	$-	$723,930
Value of warrants and embedded conversion features recorded to derivative liabilities	$-	$906,805

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

Liquidity
The Company has experienced operating losses since inception.  Management has implemented plans to continue to build its revenue base, expand sales and marketing and improve operations, however, through September 2010, the Company continued to operate at negative cash flow.  For the three months ended March 31, 2010 and the year ended December 31, 2009, the Company has incurred a net loss of $8.3 million and $19.8 million with negative cash flows from operations of $1.2 million and $6.0 million, respectively.  As of March 31, 2010 and December 31, 2009, the Company had stockholders’ deficit of $9.1 million and $8.0 million, respectively.  To date, the Company’s operations have been primarily financed through debt and equity proceeds from private placement offerings.  Management believes that it has sufficient working capital from recent financings to fund operations through at least March 31, 2011.  As discussed in Note 9, the Company entered into a Revolving Credit Loan Agreement with GRM effective as of December 3, 2010. The credit facility permits the Company to borrow up to $5 million, and the initial principal amount includes $4,287,660 of outstanding trade payables owed by the Company to GRM on December 3, 2010 pursuant to a certain Media and Marketing Services Agreement described in Note 5 below.  All outstanding principal and accrued but unpaid interest is due and payable in full at the earlier of either March 31, 2011 or the closing of the Company’s sale and issuance of any debt or equity securities of the Company in an aggregate amount exceeding $10 million. The Company intends to obtain additional financing prior to March 31, 2011 to satisfy the obligation.  However, there can be no assurance that the Company will secure the additional financing on terms acceptable to the Company, or at all. In the event the Company is unable to obtain additional financing, the Company expects it would be able to renegotiate the terms of the GRM revolving credit facility, however, there is no assurance that this would occur.  Failure to obtain additional financing or an amendment to the GRM revolving credit facility may require the Company to significantly curtail its operations which could have a material adverse impact on the Company’s results of operations and financial position.

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

Accounts Receivable
During 2010, the Company began offering a payment plan to its customers for the purchase of multi-year technical support service plans. The payment plan allows customers to pay in three installments over sixty days.

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

Advertising Costs
The Company expenses advertising costs as incurred. As described in detail in Note 4 below, the Company issued warrants for media and marketing services.  The non-cash value of those warrants is included in media and marketing services on the accompanying statements of operations.  For the three months ended March 31, 2010 and 2009, the Company recorded non-cash expense of $5.5 million and $0.8 million, respectively.

Reserve for Refunds
The Company’s policy with respect to refunds is to offer refunds within the first 30 days after the date of purchase. The Company may voluntarily issue refunds to customers after 30 days of purchase, however the majority are issued within 30 days of the original sale and are charged against the associated sale or deferred revenues (as applicable).  Refunds were $1.1 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the Company had $0 accrued for customer refunds, based on historical timing of refunds.

Certain Risks and Concentrations
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

All of our financial instruments are recorded at fair value. For certain of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable, other accrued liabilities and notes payable, the carrying amounts approximate fair value due to their short maturities.

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

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted this new guidance in the quarter ended March 31, 2010. See Note 8 — Subsequent Events to our condensed financial statements.

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

On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview provided investor relations services for a period of 6 months in exchange for warrants to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately and 270,000 warrants were to vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009.  At January 1, 2009, the Company amended the vesting schedule in the Newview warrant to vest the remaining 1,080,000 warrants on the first of each month from January 1, 2009 to June 1, 2009 at the rate of 180,000 warrants per month.  540,000 warrants, valued at $391,532 using the Black Scholes pricing model, vested during the three months ended March 31, 2009 and were expensed to investor relations and other consulting expense.

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

On October 30, 2008, the Company executed a letter of intent with GRM to create, market and distribute direct response advertisements to sell the Company’s products.  Pursuant to the letter of intent, GRM was responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,495 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized to prepaid expenses at the time of issuance and was expensed over the five-month term of service. The Company expensed $570,897 to media and marketing services expense for the three months ended March 31, 2009. The warrant included an anti-dilutive provision that reduced the exercise price of the warrant if the Company at any time while this warrant is outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

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

As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants described below.  None of the amended terms resulted in an accounting change to the warrant.  In conjunction with the execution of the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second five-year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share valued at $712,303 using the Black-Scholes pricing model. The fair value of the warrant was capitalized at the time of issuance and was expensed over the five-month expected term of service. During the three months ended March 31, 2009, $142,461 was expensed to media and marketing services expense.  This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a five-year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and is subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of March 31, 2010, the right to purchase 3,383,470 of the 8,000,000 Media Services Warrant shares has vested and was valued at $10,120,996 using the Black-Scholes pricing model.  During the three months ended March 31, 2010 and 2009, 1,546,138 and 50,000 warrants vested, and $5,489,789 and $42,682 was expensed to media and marketing services expense. The remaining 4,616,530 shares from the Media Services Warrant are not guaranteed to vest as they are contingent upon GRM advancing media placement costs, therefore, these unvested warrants have not been included or accounted for as outstanding dilutive securities at March 31, 2010. These warrants included an anti-dilutive provision that reduced the exercise price of the warrants if the Company at any time while the warrants are outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

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

On April 1, 2009, the Company entered into an agreement with a consultant for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vest as follows: 300,000 immediately and 50,000 per month on the 1st day of each month commencing May 1, 2009 and ending March 1, 2010. As of March 31, 2010, all of the warrant shares have vested.  During the three months ended March 31, 2010, $523,610 was expensed to investor relations and other consulting expense.

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

	14,446,045

The weighted average grant date fair value of warrants granted during the three months ended March 31, 2010 and 2009 was $3.55 and $0.74 per share, respectively. As of March 31, 2010, 25,000 shares of common stock covered by a warrant, with an estimated remaining value of $43,222, remain unvested and will vest once a milestone has occurred per the underlying contract. The weighted average remaining life of the vested warrants is 3.10 years.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 7 - RELATED PARTY TRANSACTIONS

Unionway International, LLC, an entity controlled by Bing Liu, a former officer, provided software development services to the Company. During the three months ended March 31, 2010 and 2009, the Company paid Unionway International, LLC $0 and $13,500, respectively.

The Company purchased promotional items with the Company’s name and logo on them from VK Productions, an entity controlled by Mr. Guseinov’s spouse. During the three months ended March 31, 2010, VK Productions invoiced the Company $6,173.

See Note 4 for a detailed description of all warrants issued to GRM and the vesting of those warrants in connection with the Media Agreement.
GRM invoiced the Company $77,307 and $2,500 for the three months ended March 31, 2010 and 2009 for their overhead expense reimbursement on media costs incurred by GRM pursuant to the Media Agreement.

See Note 5 for a detailed description of the GR Note.

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

Amended and Restated Key Executive Employment Agreement with Kevin Harris (the “Harris Agreement”)
The Harris Agreement has a term of three years commencing as of January 1, 2010 and will renew for successive one-year periods if not terminated sooner in accordance with its terms.  The Company will pay Mr. Harris an annual base salary of $237,500 plus certain reimbursable expenses.   The Company will review Mr. Harris’s base salary every six months and the Board may in its discretion increase Mr. Harris’s base salary at such intervals without amendment or modification of the Harris Agreement.  Mr. Harris shall retain his existing stock options for 400,000 shares exercisable for $1.00 per share granted pursuant to the terms of his original Key Executive Employment Agreement with the Company (which includes bonus options for 2009 and 2010), of which 325,000 option shares are deemed fully vested and the remaining 75,000 option shares will vest in three equal installments on June 30, 2010, September 30, 2010 and December 31, 2010.  Mr. Harris will receive an additional option to purchase 300,000 shares of common stock at an exercise price of $4.00 per share.   Mr. Harris will be entitled to participate in any incentive bonus compensation plan as the Board may adopt from time to time; provided that Mr. Harris may not receive more than 40% of his base salary for any twelve-month period.  The Company will provide, at its cost, at least $1,000,000 in term life insurance on Mr. Harris’s life during the term of the Harris Agreement and Mr. Harris will be the beneficiary of 100% of such policy or policies.  If the Company terminates Mr. Harris’s employment without cause during the term of the Harris Agreement, or takes actions that constitute constructive termination, then Mr. Harris will be entitled to accrued but unpaid salary, earned and pro rata bonus compensation, full vesting of all unvested stock and stock options, vested benefits under the Company’s employee benefit plans, continuing payment of Mr. Harris’s base salary in effect at the time of termination for the greater of nine months following the date of termination or the balance of the then applicable term and continuing coverage of Mr. Harris, his spouse and children, if any, at the Company’s expense, under any health and dental insurance plans that covered Mr. Harris immediately prior to his termination, for a period of six months following the date of termination.

Amended and Restated Key Executive Employment Agreement with Igor Barash (the “Barash Agreement”)
The Barash Agreement has a term of three years commencing as of January 1, 2010 and will renew for successive one-year periods if not terminated sooner in accordance with its terms.  The Company will pay Mr. Barash an annual base salary of $218,750 plus certain reimbursable expenses.   The Company will review Mr. Barash’s base salary every six months and the Board may in its discretion increase Mr. Barash’s base salary at such intervals without amendment or modification of the Barash Agreement.  The unvested portion of Mr. Barash’s existing stock option for 150,000 shares exercisable for $1.00 per share, granted on or about July 1, 2008, will immediately vest and Mr. Barash will receive an additional option to purchase 50,000 shares of common stock at an exercise price of $4.00 per share.   Mr. Barash will be entitled to participate in any incentive bonus compensation plan as the Board may adopt from time to time; provided that Mr. Barash may not receive more than 30% of his base salary for any twelve-month period.  The Company will provide, at its cost, at least $500,000 in term life insurance on Mr. Barash’s life during the term of the Barash Agreement and Mr. Barash will be the beneficiary of 100% of such policy or policies.  If the Company terminates Mr. Barash’s employment without cause during the term of the Barash Agreement, or takes actions that constitute constructive termination, then Mr. Barash will be entitled to accrued but unpaid salary, earned and pro rata bonus compensation, full vesting of all unvested stock and stock options, vested benefits under the Company’s employee benefit plans, continuing payment of Mr. Barash’s base salary in effect at the time of termination for the greater of six months following the date of termination or the balance of the then applicable term and continuing coverage of Mr. Barash, his spouse and children, if any, at the Company’s expense, under any health and dental insurance plans that covered Mr. Barash immediately prior to his termination, for a period of six months following the date of termination.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - RESTATEMENT

On November 19, 2010, the Company’s Audit Committee concluded that the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, 2009 and 2010, June 30, 2009 and 2010 and September 30, 2009 should be restated in order to make the following adjustments:  (i) the Black Scholes value of the warrants issued by the Registrant in March 2009 pursuant to a Media and Marketing Services Agreement should have been classified as an operating expense rather than interest expense and that the Black Scholes value of such warrants should be measured as of each monthly vesting date rather than the grant date starting from March 2009 through September 2010; (ii) certain warrants issued to consultants must be revalued as of their respective vesting dates rather than the grant date, using the Black Scholes method; and (iii) all of the Registrant’s advertising expenses starting in the fourth quarter of 2009 should have been expensed as incurred rather than capitalized and amortized against revenues for a period of 12 months under ASC 340-20  (collectively, the “Adjustments”).

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet at December 31, 2009 and our statement of operations for the three months ended March 31, 2010 and 2009:

	March 31, 2010			December 31, 2009
	Restated	Adjustments	As Filed	Restated	Adjustments	As Filed
Deferred charges, current	$3,342,608	$(3,985,002)	$7,327,610	$3,316,535	$(2,312,753)	$5,629,288	(1)
Total Current Assets	$13,300,047	$(3,985,002)	$17,285,049	$9,223,207	$(2,312,753)	$11,535,960
Additional paid-in capital	$44,088,708	$8,598,841	$35,489,867	$36,884,000	$3,825,872	$33,058,128	(2)(4)
Accumulated deficit	$(53,256,695)	$(12,583,843)	$(40,672,852)	$(44,930,550)	$(6,138,625)	$(38,791,925	) (3)
Total Stockholders’ Deficit	$(9,142,157)	$(3,985,002)	$(5,157,155)	$(8,020,876)	$(2,312,753)	$(5,708,123)

Reference
(1) Expensing of direct-response advertising costs as incurred rather than capitalizing and amortizing per ASC 340-20.
(2) Increase in the value of the warrants as revalued at vesting dates using black scholes method.
(3) The Adjustments as described above.
(4) Per Note 2 above, there was a reclassification from common stock to additional paid-in capital as a result of the merger.

	For the Three Months Ended				For the Three Months Ended
	March 31, 2010				March 31, 2009
	Restated	Adjustments	As Filed		Restated	Adjustments	As Filed
Media and marketing services	$10,229,931	$7,162,038	$3,067,893	(1)	$4,499,734	$756,040	$3,743,694	(2)
Investor relations and other related consulting	$549,543	$384,498	$165,045	(2)	$395,285	$(824,717)	$1,220,002	(2)
Total Operating Expenses	$14,429,056	$7,546,536	$6,882,520		$6,456,649	$(68,677)	$6,525,326
LOSS FROM OPERATIONS	$(8,106,776)	$(7,546,536)	$(560,240)		$(3,944,723)	$68,677	$(4,013,400)
Interest expense	$219,169	$(1,101,318)	$1,320,487	(2)	$876,894	$(35,615)	$912,509	(2)
NET LOSS	$(8,326,145)	$(6,445,218)	$(1,880,927)		$(4,712,759)	$104,292	$(4,817,051)
EPS	$(0.32)	$(0.25)	$(0.07)		$(0.26)	$0.01	$(0.27)

Reference
(1) $1.7 million relates to expensing of direct-response advertising costs as incurred rather than capitalizing and amortizing per ASC 340-20 and $5.5 million relates to reclassification and revaluation of warrants.
(2) Reclassification and revaluation of warrants.

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

Loss from operations for the three months ended March 31, 2010 increased $4.2 million, or 108%, to $8.1 million from $3.9 million for the three months ended March 31, 2009. This increase in loss from operations is primarily attributable to the value of the Media Services Warrant and other warrants issued to GRM. The increased value of the warrants was due to two factors.  The first, is the increased number of warrants that vested due to an increase in the amount of media spend per the Media Services Agreement and the second is the calculated value of the warrants. During the three months ended March 31, 2010 and 2009, 1,546,138 and 50,000 warrants vested.  The average value of the warrants increased from $0.85 per warrant during the three months ended March 31, 2009 to $3.55 per warrant during the three months ended March 31, 2010. The warrants were valued using the Black-Scholes option-pricing model and must be revalued at each vesting date. The calculated value of the warrants increased significantly at each new vesting date as the stock price increased.  The Black-Scholes option-pricing model does not factor in the illiquidity of the underlying shares when calculating the value of the warrants. The Company recorded non-cash expense of $5.5 million to media and marketing services for the three months ended March 31, 2010 as compared to $0.8 million for the three months ended March 31, 2009. There were also increases in selling, general and administrative costs and product development costs offset by an increase in net revenues.  The increase in product development costs is a direct result of our focus on expanding our product offering.  The increase in selling, general and administrative costs is primarily attributable to increased salaries and wages as a result of the expansion of our call center operations.

Net cash used in operating activities for the three months ended March 31, 2010 increased $0.2 million, or 20%, to $1.2 million from $1.0 million for the three months ended March 31, 2009. Net cash used in operating activities during the three months ended March 31, 2010 was primarily the result of our net loss of $8.3 million.  Net loss was adjusted for non-cash items such as warrants issued for media and marketing services of $5.5 million and shares and warrants issued for services of $0.5 million. Other changes in working capital accounts include an increase in restricted cash of $0.4 million, an increase in accounts receivable of $0.3 million, an increase in accounts payable and accrued expenses of $0.5 million and an increase of $0.8 million in deferred revenue resulting from higher new customer and renewal sales.

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

Advertising Costs. The Company expenses advertising costs as incurred. As described in detail in Note 4 of the Notes to Condensed Financial Statement above, the Company issued warrants for media and marketing services.  The non-cash value of those warrants is included in media and marketing services on the accompanying statements of operations.  For the three months ended March 31, 2010 and 2009, the Company recorded non-cash expense of $5.5 million and $0.8 million, respectively.

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

Reconciliation of GAAP to Non-GAAP Financial Measures

The following is a reconciliation of gross sales to net revenue for the three months ended March 31, 2010 and 2009:
	2010	2009
Gross Sales	11,813,408	6,190,951
Less: Refunds	(1,495,464)	(865,076)
Less: Change in deferred revenue	(840,614)	(2,134,245)
Net revenue	9,477,330	3,191,630

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Revenue
			Change in
	2010	2009	$	%

Net Revenue	$9,477,330	$3,191,630	$6,285,700	197%

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

Operating Expenses

Media and marketing services
			Change in
	2010	2009	$	%

Media and marketing services	$10,229,931	$4,499,734	$5,730,197	127%

Media and marketing services expense is comprised primarily of non-cash expense related to the Media Services Warrant and other warrants issued to GRM.  Media and marketing services costs also include media and channel fees, including online and offline advertising and related functional resources. This increase was primarily attributable to the non-cash expense related to the Media Services Warrant and other warrants issued to GRM.  Direct advertising costs were $4.4 million and $3.6 million for the three months ended March 31, 2010 and 2009, respectively.

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

Investor Relations and Other Related Consulting
			Change in
	2010	2009	$	%

Investor relations and other related consulting	$549,543	$395,285	$154,258	39%

This increase was primarily attributable to the calculation used to value the warrants issued for services. The warrants were valued using the Black-Scholes option-pricing model and must be revalued at each vesting date. The calculated value of the warrants increases as the stock price increases.

Loss From Operations
			Change in
	2010	2009	$	%

Loss from operations	$8,106,776	$3,944,723	$4,162,053	106%

This increase in loss from operations is primarily attributable to the value of the Media Services Warrant and other warrants issued to GRM. The warrants were valued using the Black-Scholes option-pricing model and must be revalued at each vesting date. The calculated value of the warrants increased significantly at each new vesting date as the stock price increased.  The Black-Scholes option-pricing model does not factor in the illiquidity of the underlying shares when calculating the value of the warrants. The Company recorded non-cash expense of $5.5 million to media and marketing services for the three months ended March 31, 2010 as compared to $0.8 million for the three months ended March 31, 2009. There were also increases in selling, general and administrative costs and product development costs offset by an increase in net revenues.

 Other Income/(Expense)

Change in fair value of derivative liabilities
			Change in
	2010	2009	$	%

Change in fair value of derivative liabilities	$-0-	$109,058	$(109,058)	(100)%

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

Interest expense, net
			Change in
	2010	2009	$	%

Interest expense, net	$219,169	$876,894	$(657,725)	(75)%

The decreased interest expense was primarily attributable to the decrease in interest and amortization expense from the 10% Convertible Promissory Notes and the 10% Secured Debentures that were converted during 2009.

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

At March 31, 2010, we had cash totaling $6.9 million.  In the three months ended March 31, 2010, we generated positive cash flows of $3.6 million primarily through financing activities as described below.  On December 7, 2010 we entered into an arrangement with GRM dated December 3, 2010.  The agreement provided for a credit facility up to $5 million including $4,287,660 of outstanding trade payables owed by us to GRM on December 3, 2010 pursuant to the Media Services Agreement.  All outstanding principal and accrued but unpaid interest is due and payable in full at the earlier of either March 31, 2011 or the closing of the sale and issuance of our debt or equity securities in an aggregate amount exceeding $10 million. We intend to obtain additional financing to satisfy the obligation.  However, there can be no assurances that we will be able to obtain additional financing on terms acceptable to us, or at all. In the event we are unable to obtain additional financing, we expect we would be able to renegotiate the terms of the GRM credit facility, however, there can be no assurance that this would occur.  Failure to obtain additional funding or an amendment to the GRM credit facility may require us to significantly curtail our operations which could have a material adverse impact on the Company’s results of operations and financial position.

Cash provided/(used) during the three months ended March 31, 2010 included:

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2010 was primarily the result of our net loss of $8.3 million.  Net loss was adjusted for non-cash items such as warrants issued for media and marketing services of $5.5 million and shares and warrants issued for services of $0.5 million. Other changes in working capital accounts include an increase in restricted cash of $0.4 million, an increase in accounts receivable of $0.3 million, an increase in accounts payable and accrued expenses of $0.5 million and an increase of $0.8 million in deferred revenue resulting from higher new customer and renewal sales.

Our primary source of operating cash flow is the collection of sales receipts from our customers and the timing of payments to our vendors and service providers.  During the three months ended March 31, 2010, we began offering payment plans to our customers for the purchase of multi-year technical support service plans. We expect this change to increase gross sales but to also impact operating cash flow as sales receipts will be spread over two months instead of being received upon the sale.

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

Our working capital deficit at March 31, 2010, defined as current assets minus current liabilities, was $3.2 million as compared to a working capital deficit of $6.2 million at December 31, 2009.  The increase in working capital of approximately $3.0 million from December 31, 2009 to March 31, 2010 was primarily attributable to an increase in cash of $3.6 million and an increase in restricted cash of $0.4 million offset by an increase in accounts payable and accrued expenses of $0.4 million and an increase in current portion of deferred revenue of $0.6 million, resulting from increased sales.

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

ITEM 4T.   CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weakness which has caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

We have become aware that in applying accounting standards, our control environment is dependent upon a review function and the ability to recognize and obtain assistance for transactions.  Because of the failure of this control, we were required to adjust (i) the Black Scholes value of the warrants issued by us in March 2009 pursuant to a Media and Marketing Services Agreement which should have been classified as an operating expense rather than interest expense and that the Black Scholes value of such warrants should have been measured as of each monthly vesting date rather than the grant date starting from March 2009 through September 2010; (ii) certain warrants issued to consultants which must be revalued as of their respective vesting dates rather than the grant date, using the Black Scholes method; and (iii) all of our advertising expenses starting in the fourth quarter of 2009 which should have been expensed as incurred rather than capitalized and amortized against revenues for a period of 12 months under ASC 340-20.

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

ITEM 4.      REMOVED AND RESERVED

ITEM 5.      OTHER INFORMATION

 None.

ITEM 6.      EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
3.2.1	Amendment No. 1 to Bylaws (2)
3.2.2	Amendment No. 2 to Bylaws (2)
10.1	Loan and Securities Purchase Agreement dated March 31, 2010 between the registrant and GR Match, LLC (3)
10.2	9% Secured Convertible Promissory Note dated March 31, 2010 in favor of GR Match, LLC (3)
10.3	Security Agreement dated March 31, 2010 between the registrant and GR Match, LLC (3)
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1) Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.
(2) Incorporated by reference from Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May10, 2010.
(3) Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

By:	/s/ Gary Guseinov
Date: December 20, 2010	Gary Guseinov, President and
Chief Executive Officer

By:	/s/ Kevin Harris
Date: December 20, 2010	Kevin Harris, Chief Financial Officer