Form 10-Q/A
period 2010-06-30
CYBERDEFENDER CORP
filed 2010-12-21
CIK 1377720

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

CYBERDEFENDER CORPORATION
FORM 10-Q/A
June 30, 2010

 EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 contains restated financial statements correcting an error in the financial statements contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 as originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2010.  Please see Note 9 to the Condensed Financial Statements for a description of the accounting error which led to the restatement.  As a result of this restatement, we are also amending disclosures which appear in Part I, Item 1, Notes to the Condensed Financial Statements and Item 4T. Controls and Procedures.  This amended Form 10-Q also contains currently dated certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2010	2009
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$4,896,518	$3,357,510
Restricted cash	2,059,028	1,565,841
Accounts receivable, net	1,146,705	489,464
Deferred financing costs, current	25,509	191,566
Prepaid expenses	215,885	302,291
Deferred charges, current	2,700,504	3,316,535

Total Current Assets	11,044,149	9,223,207

PROPERTY AND EQUIPMENT, net	852,705	242,927
DEFERRED FINANCING COSTS, net of current portion	19,132	47,892
DEFERRED CHARGES, net of current portion	510,252	609,904
OTHER ASSETS	110,028	67,605

Total Assets	$12,536,266	$10,191,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$6,281,488	$4,893,186
Accrued expenses	1,446,760	862,023
Deferred revenue, current	10,112,645	9,662,030
Capital lease obligations, current	90,992	9,410

Total Current Liabilities	17,931,885	15,426,649

DEFERRED RENT	254,197	65,938
DEFERRED REVENUE, less current portion	1,968,789	1,117,116
CONVERTIBLE NOTES PAYABLE, net of discount	4,242,500	1,593,000
CAPITAL LEASE OBLIGATIONS, less current portion	137,536	9,708

Total Liabilities	24,534,907	18,212,411

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001; 100,000,000 shares authorized; 27,023,709 and 25,673,967 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	27,024	25,674
Additional paid-in capital	53,240,973	36,884,000
Accumulated deficit	(65,266,638)	(44,930,550)

Total Stockholders’ Deficit	(11,998,641)	(8,020,876)
Total Liabilities and Stockholders’ Deficit	$12,536,266	$10,191,535

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES:
Net sales	$9,712,586	$3,686,644	$19,189,916	$6,878,274

COST OF SALES	4,013,801	753,324	7,168,851	1,433,028

GROSS PROFIT	5,698,785	2,933,320	12,021,065	5,445,246

OPERATING EXPENSES:
Media and marketing services	11,977,108	4,146,124	22,207,039	8,645,858
Product development	963,392	365,497	1,715,519	665,234
Selling, general and administrative	3,722,377	1,565,995	6,599,590	2,817,552
Investor relations and other related consulting	-	1,135,418	549,543	1,530,703
Depreciation and amortization	54,903	9,760	75,145	20,096
Total Operating Expenses	16,717,780	7,222,794	31,146,836	13,679,443

LOSS FROM OPERATIONS	(11,018,995)	(4,289,474)	(19,125,771)	(8,234,197)

OTHER INCOME/(EXPENSES):
Change in the value of derivative liabilities	-	-	-	109,058
Interest expense, net	(990,748)	(841,838)	(1,209,917)	(1,718,732)
Total Other Expenses, net	(990,748)	(841,838)	(1,209,917)	(1,609,674)

LOSS BEFORE INCOME TAX EXPENSE	(12,009,743)	(5,131,312)	(20,335,688)	(9,843,871)

INCOME TAX EXPENSE	200	200	400	400

NET LOSS	$(12,009,943)	$(5,131,512)	$(20,336,088)	$(9,844,271)

Basic and fully diluted net loss per share	$(0.45)	$(0.25)	$(0.78)	$(0.51)

Weighted Average Shares Outstanding:
Basic and fully diluted	26,427,048	20,392,487	26,094,502	19,198,137

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,336,088)	$(9,844,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	772,071	783,294
Provision for doubtful accounts receivable	165,330	-
Change in fair value of derivative liabilities	-	(109,058)
Depreciation and amortization	75,145	20,096
Compensation expense from vested stock options	390,314	141,637
Amortization of deferred financing costs	245,835	302,752
Warrants issued for media and marketing services	11,958,816	1,065,420
Shares and warrants issued for services, interest and penalties	549,543	1,648,203
Warrants issued in connection with warrant tender offer	-	500,631
Changes in operating assets and liabilities:
Restricted cash	(493,187)	(632,487)
Accounts receivable	(822,571)	53,238
Prepaid expenses	86,406	137,722
Deferred charges	715,684	(1,549,181)
Other assets	(42,423)	(6,363)
Accounts payable and accrued expenses	2,260,436	(409,129)
Deferred revenue	1,302,288	3,586,431
Cash Flows Used In Operating Activities:	(3,172,401)	(4,311,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(424,631)	(6,567)
Cash Flows Used In Investing Activities	(424,631)	(6,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable, net of costs	4,948,982	621,700
Principal payments on capital lease obligations	(50,882)	(13,046)
Proceeds from exercise of stock options	53,765	83,086
Proceeds from exercise of stock warrants, net of placement fees	184,175	1,899,420
Proceeds from sale of stock, net of placement fees	-	3,106,880
Cash Flows Provided by Financing Activities	5,136,040	5,698,040

NET INCREASE IN CASH	1,539,008	1,380,407

CASH, beginning of period	3,357,510	779,071

CASH, end of period	$4,896,518	$2,159,478

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
	(Restated)	(Restated)
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$800
Cash paid for interest	$121,501	$67,317

Supplemental schedule of non-cash investing and financing activities:
Discount on note payable	$908,571	$178,602
Property and equipment acquired through capital lease obligations	$260,292	$-
Warrants issued in connection with sale of stock	$-	$18,197
Conversion of notes payable and accrued interest to common stock	$2,313,139	$1,908,495
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$-	$7,065,940
Cumulative effect of accounting change to retained earnings for derivative liabilities	$-	$723,930
Value of warrants and embedded conversion features recorded to derivative liabilities	$-	$906,805
Reclassification of derivatives to equity	$-	$7,139,757

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity
The Company has experienced operating losses since inception.  Management has implemented plans to continue to build its revenue base, expand sales and marketing and improve operations, however, through September 2010, the Company continued to operate at negative cash flow.  For the six months ended June 30, 2010 and the year ended December 31, 2009, the Company has incurred a net loss of $20.3 million and $19.8 million with negative cash flows from operations of $3.2 million and $6.0 million, respectively.  As of June 30, 2010 and December 31, 2009, the Company had stockholders’ deficit of $12.0 million and $8.0 million, respectively.  To date, the Company’s operations have been primarily financed through debt and equity proceeds from private placement offerings.  Management believes that it has sufficient working capital from recent financings to fund operations through at least December 31, 2010.  As discussed in Note 9, the Company entered into a Revolving Credit Loan Agreement with GRM effective as of December 3, 2010.  The credit facility permits the Company to borrow up to $5 million, and the initial principal amount includes $4,287,660 of outstanding trade payables owed by the Company to GRM on December 3, 2010 pursuant to a certain Media and Marketing Services Agreement described in Note 5 below.  All outstanding principal and accrued but unpaid interest is due and payable in full at the earlier of either March 31, 2011 or the closing of the Company’s sale and issuance of any debt or equity securities of the Company in an aggregate amount exceeding $10 million. The Company intends to obtain additional financing prior to March 31, 2011 to satisfy the obligation.  However, there can be no assurance that the Company will secure the additional financing on terms acceptable to the Company, or at all. In the event the Company is unable to obtain additional financing, the Company expects it would be able to renegotiate the terms of the GRM revolving credit facility, however, there is no assurance that this would occur.  Failure to obtain additional financing or an amendment to the GRM revolving credit facility may require the Company to significantly curtail its operations which could have a material adverse impact on the Company’s results of operations and financial position.

Accounts Receivable
During 2010, the Company began offering a payment plan to its customers for the purchase of multi-year technical support service plans. The payment plan allows customers to pay in two installments over sixty days.

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

Advertising Costs
The Company expenses all advertising costs as incurred. As described in detail in Note 4 below, the Company issued warrants for media and marketing services.  The non-cash value of those warrants is included in media and marketing services on the accompanying statements of operations.  For the three months ended June 30, 2010 and 2009, the Company recorded non-cash expense of $6.5 million and $0.7 million, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded non-cash expense of $12.0 million and $1.5 million, respectively.

Reserve for Refunds
The Company’s policy with respect to refunds is to offer refunds within the first 30 days after the date of purchase. The Company may voluntarily issue refunds to customers after 30 days of purchase, however the majority are issued within 30 days of the original sale and are charged against the associated sale or deferred revenues (as applicable). Refunds were $1.4 million and $2.5 million for the three and six months ended June 30, 2010, respectively. Refunds were $0.7 million and $1.3 million for the three and six months ended June 30, 2009, respectively. As of June 30, 2010 and December 31, 2009, the Company had $0 accrued for customer refunds, based on historical timing of refunds.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

Stock warrants
On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview provided investor relations services for a period of 6 months in exchange for warrants to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately and 270,000 warrants were to vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009.  At January 1, 2009, the Company amended the vesting schedule in the Newview warrant to vest the remaining 1,080,000 warrants on the first of each month from January 1, 2009 to June 1, 2009 at the rate of 180,000 warrants per month.  As such, 540,000 and 1,080,000 warrants vested during the three and six month periods ended June 30, 2009 and the value of $619,141 and $1,010,673, using the Black Scholes pricing model, was expensed to investor relations and other related consulting expense.  At June 30, 2009, all of the warrants had vested.

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

On October 30, 2008, the Company executed a letter of intent with GRM to create, market and distribute direct response advertisements to sell the Company’s products.  Pursuant to the letter of intent, GRM was responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,495 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized to prepaid expenses at the time of issuance and was expensed over the five-month term of service. The Company expensed $0 and $570,897 to media and marketing services expense for the three and six months ended June 30, 2009. The warrant included an anti-dilutive provision that reduced the exercise price of the warrant if the Company at any time while this warrant is outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants described below.  None of the amended terms resulted in an accounting change to the warrant.  In conjunction with the execution of the Media Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second five-year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share valued at $712,303 using the Black-Scholes pricing model. The fair value of the warrant was capitalized at the time of issuance and was expensed over the five-month expected term of service. During the three and six months ended June 30, 2009, $427,382 and $569,842 was expensed to media and marketing services expense.  This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a five-year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and is subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of June 30, 2010, the right to purchase 5,427,316 of the 8,000,000 Media Services Warrant shares has vested and was valued at $16,590,022 using the Black-Scholes pricing model.  During the three and six months ended June 30, 2010, 2,043,846 and 3,589,984 warrants vested, and $6,469,026 and $11,958,816 was expensed to interest media and marketing services expense. During the three and six months ended June 30, 2009, 227,050 and 277,050 warrants vested, and $310,435 and $353,117 was expensed to media and marketing services expense. The remaining 2,572,684 shares from the Media Services Warrant are not guaranteed to vest as they are contingent upon GRM advancing media placement costs; therefore, these unvested warrants have not been included or accounted for as outstanding dilutive securities at June 30, 2010. These warrants included an anti-dilutive provision that reduced the exercise price of the warrants if the Company at any time while the warrants are outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

If GRM terminates the Media Agreement due to a breach by the Company in the Company’s performance or as a result of the Company’s discontinuance, dissolution, liquidation, winding up or insolvency, or if the Company terminates the Media Agreement for any reason, any unexpired and unvested rights of GRM to purchase shares of the Company’s common stock pursuant to the Media Agreement will immediately vest. If the Company breaches its payment obligations under the agreement and fails to cure the breach within 15 days after receiving notice from GRM, then the number of warrant shares which would otherwise vest during the month of the delinquent payment will automatically double.

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

On April 1, 2009, the Company entered into an agreement with a consultant for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vest as follows: 300,000 immediately and 50,000 per month on the 1st day of each month commencing May 1, 2009 and ending March 1, 2010. As of March 31, 2010, all of the warrant shares have vested.  During the three and six months ended June 30, 2010, $0 and $523,610 was expensed to investor relations and other related consulting expense. During the three and six months ended June 30, 2009, $436,546 was expensed to investor relations and other related consulting expense.

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
	16,459,891

The weighted average grant date fair value of warrants granted and vested during the six months ended June 30, 2010 and 2009 was $3.33 and $0.90 per share, respectively. As of June 30, 2010, 25,000 shares of common stock covered by a warrant, with an estimated remaining value of $43,222, remain unvested and will vest once a milestone has occurred per the underlying contract. The weighted average remaining life of the vested warrants is 2.97 years.

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

During the six months ended June 30, 2009, the Company granted to employees options to purchase a total of 585,000 shares of common stock under the 2006 Plan and the 2005 Plan at prices ranging from $1.00 to $3.30 per share.

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

As of June 30, 2010 and 2009, 1,120,321 and 682,526 of the option shares granted are not vested with an estimated remaining value of $2,052,787 and $697,073, respectively. At June 30, 2010 and 2009, the remaining value of non vested options granted is expected to be recognized over the weighted average vesting period of 2.73 and 2.92 years, respectively.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $298,954 and $390,314 in selling, general and administrative expense for the three and six months ended June 30, 2010, respectively. The Company recorded compensation expense associated with the issuance and vesting of stock options of $56,429 and $141,637 in selling, general and administrative expense for the three and six months ended June 30, 2009, respectively.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

Unionway International, LLC, an entity controlled by Bing Liu, a former officer, provided software development services to the Company. During the three and six months ended June 30, 2009, the Company paid Unionway International, LLC $36,000 and $49,500, respectively.

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

GRM invoiced the Company $86,937 and $164,244 for the three and six months ended June 30, 2010 and $6,090 and $13,852 for the three and six months ended June 30, 2009, respectively, for their overhead expense reimbursement on media costs incurred by GRM pursuant to the Media Agreement.

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

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet at December 31, 2009 and our statement of operations for the three and six months ended June 30, 2010 and 2009:

	June 30, 2010			December 31, 2009
	Restated	Adjustments	As Filed	Restated	Adjustments	As Filed
Deferred changes, current	$2,700,504	$(3,985,002)	$8,786,348	$3,316,535	$(2,312,753)	$5,629,288	(1)
Total Current Assets	$11,044,149	$(3,985,002)	$17,129,993	$9,223,207	$(2,312,753)	$11,535,960
Additional paid-in capital	$53,240,973	$8,598,841	$39,628,942	$36,884,000	$3,825,872	$33,058,128	(2)(3)
Accumulated deficit	$(65,266,638)	$(12,583,843)	$(45,568,763)	$(44,930,550)	$(6,138,625)	$(38,791,925	) (2)
Total Stockholders’ Deficit	$(11,998,641)	$(3,985,002)	$(5,912,797)	$(8,020,876)	$(2,312,753)	$(5,708,123)

Reference
(1) Expensing of direct-response advertising costs as incurred rather than capitalizing and amortizing per ASC 340-20.
(2) The Adjustments as described above.
(3) Per Note 2 above, there was a reclassification from common stock to additional paid-in capital as a result of the merger.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – RESTATEMENT (continued)

	For the Three Months Ended				For the Six Months Ended
	June 30, 2010				June 30, 2010
	Restated	Adjustments	As Filed		Restated	Adjustments	As Filed
Media and marketing services	$11,977,108	$8,569,869	$3,407,239	(1)	$22,207,039	$15,731,907	$6,475,132	(2)
Investor relations and other related consulting	-	-	-	(2)	$549,543	$384,498	$165,045	(2)
Total Operating Expenses	$16,717,780	$8,569,869	$8,147,911		$31,146,836	$16,116,405	$15,030,431
LOSS FROM OPERATIONS	$(11,018,995)	$(8,569,869)	$(2,449,126)		$(19,125,771)	$(16,116,405)	$(3,009,366)
Interest expense	$990,748	$(1,455,837)	$2,446,585	(2)	$1,209,917	$(2,557,155)	$3,767,072	(2)
NET LOSS	$(12,009,943)	$(7,114,032)	$(4,895,911)		$(20,336,088)	$(13,559,250)	$(6,776,838)
EPS	$(0.45)	$(0.26)	$(0.19)		$(0.78)	$(0.28)	$(0.50)

Reference
(1) $1.7 million relates to expensing of direct-response advertising costs as incurred rather than capitalizing and amortizing per ASC 340-20 and balance relates to reclassification and revaluation of warrants.
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

Loss from operations for the three months ended June 30, 2010 increased $6.7 million, or 157%, to $11.0 million from $4.3 million for the three months ended June 30, 2009. Loss from operations for the six months ended June 30, 2010 increased $10.9 million, or 132%, to $19.1 million from $8.2 million for the six months ended June 30, 2009. This increase in loss from operations is primarily attributable to the value of the Media Services Warrant and other warrants issued to GRM. The increased value of the warrants was due to two factors.  The first, is the increased number of warrants that vested due to an increase in the amount of media spend per the Media Services Agreement and the second is the calculated value of the warrants. During the three months ended June 30, 2010 and 2009, 2,043,846 and 227,050 warrants vested.  The average value of the warrants increased from $1.37 per warrant during the three months ended June 30, 2009 to $3.17 per warrant during the three months ended June 30, 2010. During the six months ended June 30, 2010 and 2009, 3,589,984 and 277,050 warrants vested.  The average value of the warrants increased from $1.27 per warrant during the three months ended June 30, 2009 to $3.33 per warrant during the three months ended June 30, 2010. The warrants were valued using the Black-Scholes option-pricing model and are measured at each vesting date. The Black-Scholes option-pricing model does not factor in the illiquidity of the underlying shares when calculating the value of the warrants. The Company recorded non-cash expense of $6.5 million and $0.7 million to media and marketing services for the three months ended June 30, 2010 and 2009, respectively. The Company recorded non-cash expense of $12.0 million and $1.5 million to media and marketing services for the six months ended June 30, 2010 and 2009, respectively.

Net cash used in operating activities for the six months ended June 30, 2010 decreased $1.1 million, or 26%, to $3.2 million from $4.3 million for the six months ended June 30, 2009. Net cash used in operating activities during the six months ended June 30, 2010 was primarily the result of our net loss of $20.3 million.  Net loss was adjusted for non-cash items such as warrants issued for media and marketing services of $12.0 million, shares and warrants issued for services of $0.5 million, amortization of debt discount of $0.8 million and compensation expense for vested options of $0.4 million. Other changes in working capital accounts include an increase in restricted cash of $0.5 million, an increase in accounts receivable of $0.8 million, a decrease in deferred charges of $3.1 million, an increase in accounts payable and accrued expenses of $2.3 million and an increase of $1.3 million in deferred revenue resulting from increased sales

Renewal revenue, on a non-GAAP gross basis, for the three months ended June 30, 2010 increased $0.9 million, or 180%, to $1.4 million from $0.5 million for the three months ended June 30, 2009. Renewal revenue, on a non-GAAP gross basis, for the six months ended June 30, 2010 increased $1.6 million, or 178%, to $2.5 million from $0.9 million for the six months ended June 30, 2009. This increase was primarily attributable to the increase in our subscriber base due for renewal. Renewal rates have remained relatively consistent from the same period from the prior year.  We believe that we can improve our renewal rates, leading to increased renewal revenue. To that end, we have signed a contract with Vindicia, a consumer subscription billing platform, which we believe will help us improve customer retention. Renewal revenue is important to us for two reasons. The first is that when customers renew, it underscores our commitment to delivering top quality products and services. Second, the cost of renewal customers is minimal. As we continue to build our renewal base, our advertising costs as a percentage of revenue should decrease, which we expect to help us reach profitability.

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

Operating Expenses

Media and marketing services
	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Media and marketing services	$11,977,108	$4,146,124	$7,830,984	189%	$22,207,039	$8,645,858	$13,561,181	157%

Media and marketing services expense is comprised primarily of non-cash expense related to the Media Services Warrant and other warrants issued to GRM.  Media and marketing services costs also include media and channel fees, including online and offline advertising and related functional resources. This increase was primarily attributable to the non-cash expense related to the Media Services Warrant and other warrants issued to GRM.  Direct advertising costs were $5.2 million and $3.2 million for the three months ended June 30, 2010 and 2009, respectively.  Direct advertising costs were $9.7 million and $6.8 million for the six months ended June 30, 2010 and 2009, respectively.

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

Investor Relations and Other Related Consulting
	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Investor relations and other related consulting	$-0-	$1,135,418	$(1,135,418)	(100)%	$549,543	$1,530,703	$(981,160)	(64)%

The decrease in investor relations and other related consulting expense was primarily attributable to the fact that no new stock or warrants for services were issued during the three or six months ended June 30, 2010.  The current period expense relates to the vesting of warrants granted in the prior year and issued for services as more fully described in the notes to the financial statements.

Loss From Operations
	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Loss from operations	$11,018,995	$4,289,474	$6,729,521	157%	$19,125,771	$8,234,197	$10,891,574	132%

This increase in loss from operations is primarily attributable to the value of the Media Services Warrant and other warrants issued to GRM. The warrants were valued using the Black-Scholes option-pricing model and are measured at each vesting date. The calculated value of the warrants increased significantly at each new vesting date as the stock price increased.  The Black-Scholes option-pricing model does not factor in the illiquidity of the underlying shares when calculating the value of the warrants. The Company recorded non-cash expense of $6.5 million and $0.7 to media and marketing services for the three months ended June 30, 2010 and 2009, respectively. The Company recorded non-cash expense of $12.0 million and $1.5 million to media and marketing services for the three months ended June 30, 2010 and 2009, respectively. There were also increases in selling, general and administrative costs and product development costs offset by an increase in net revenues.

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

Interest expense, net
	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Interest expense	$990,748	$841,838	$148,910	18%	$1,209,917	$1,718,732	$(508,815)	(30)%

The increased interest expense was attributable the accelerated amortization of the note discount and deferred financing costs from the 2009 8% Convertible Notes that converted on May 15, 2010 offset by the decrease in interest and amortization expense from the 10% Convertible Promissory Notes and the 10% Secured Debentures that were converted during 2009.

Net Loss

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%

Net loss	$12,009,943	$5,131,512	$6,878,431	134%	$20,336,088	$9,844,271	$10,491,817	107%

This increase in net loss is primarily attributable to the value of the Media Services Warrant and other warrants issued to GRM. The warrants were valued using the Black-Scholes option-pricing model and must be measured at each vesting date. The calculated value of the warrants increased significantly at each vesting date as the stock price increased.  The Black-Scholes option-pricing model does not factor in the illiquidity of the underlying shares when calculating the value of the warrants. The Company recorded non-cash expense of $6.5 million and $0.7 to media and marketing services for the three months ended June 30, 2010 and 2009, respectively. The Company recorded non-cash expense of $12.0 million and $1.5 to media and marketing services for the three months ended June 30, 2010 and 2009, respectively. There were also increases in selling, general and administrative costs and product development costs offset by an increase in net revenues.

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

Cash provided/(used) during the six months ended June 30, 2010 included:

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2010 was primarily the result of our net loss of $20.3 million.  Net loss was adjusted for non-cash items such as amortization of debt discount of $0.8 million, provision of doubtful accounts receivables of $0.2 million, compensation expense for vested stock options of $0.4 million, amortization of deferred financing costs of $0.2 million, warrants issued for media and marketing services of $12.0 million and shares and warrants issued for services of $0.5 million. Other changes in working capital accounts include an increase in restricted cash of $0.5 million, an increase in accounts receivable of $0.8 million, a decrease in deferred charges of $0.7 million, an increase in accounts payable and accrued expenses of $2.3 million and an increase of $1.3 million in deferred revenue resulting from higher new customer and renewal sales.

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

Our working capital deficit at June 30, 2010, defined as current assets minus current liabilities, was $6.9 million as compared to a working capital deficit of $6.2 million at December 31, 2009.  The decrease in working capital of approximately $0.7 million from December 31, 2009 to June 30, 2010 was primarily attributable to an increase in cash of $1.5 million, an increase in restricted cash of $0.5 million, an increase in accounts receivable of $0.7 million offset by an increase in accounts payable and accrued expenses of $2.0 million, a decrease of deferred charges of $0.6 million and an increase in deferred revenue of $0.5 million, resulting from increased sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weakness which has caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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