Form 10-Q
period 2010-09-30
CYBERDEFENDER CORP
filed 2010-12-21
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 333-138430

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-1205833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
☐ Yes ☒ No

As of December 10, 2010, 27,216,890 shares of the registrant’s common stock, $0.001 par value, were outstanding.

CYBERDEFENDER CORPORATION
FORM 10-Q
September 30, 2010

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
		(Restated)
ASSETS
CURRENT ASSETS:
Cash	$2,805,701	$3,357,510
Restricted cash	2,520,215	1,565,841
Accounts receivable	2,032,724	489,464
Deferred financing costs	103,484	191,566
Prepaid expenses	307,117	302,291
Deferred charges, current	1,811,889	3,316,535

Total Current Assets	9,581,130	9,223,207

PROPERTY AND EQUIPMENT, net	1,716,746	242,927
DEFERRED CHARGES, net of current portion	451,627	609,904
OTHER ASSETS	281,572	115,497

Total Assets	$12,031,075	$10,191,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,850,476	$4,893,186
Accrued expenses	1,010,763	862,023
Deferred revenue, current	10,790,277	9,662,030
Capital lease obligations, current	115,511	9,410

Total Current Liabilities	19,767,027	15,426,649

DEFERRED RENT	360,558	65,938
DEFERRED REVENUE, less current portion	3,372,994	1,117,116
CONVERTIBLE NOTES PAYABLE, net of discount	4,512,822	1,593,000
CAPITAL LEASE OBLIGATIONS, less current portion	170,185	9,708

Total Liabilities	28,183,586	18,212,411

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001; 100,000,000 shares authorized; 27,034,651 and 25,673,967 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	27,035	25,674
Additional paid-in capital	59,968,412	36,884,000
Accumulated deficit	(76,147,958)	(44,930,550)

Total Stockholders’ Deficit	(16,152,511)	(8,020,876)
Total Liabilities and Stockholders’ Deficit	$12,031,075	$10,191,535

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
REVENUES:
Net sales	$12,746,103	$4,427,404	$31,936,019	$11,305,678

COST OF SALES	5,833,897	1,018,370	13,002,748	2,451,398

GROSS PROFIT	6,912,206	3,409,034	18,933,271	8,854,280

OPERATING EXPENSES:
Media and marketing services	12,455,307	4,717,729	34,662,346	13,363,588
Product development	742,207	464,761	2,457,726	1,129,995
General and administrative	4,252,866	2,128,523	11,402,399	6,477,178
Depreciation and amortization	51,867	8,980	127,012	29,076
Total Operating Expenses	17,502,247	7,319,993	48,649,483	20,999,837

LOSS FROM OPERATIONS	(10,590,041)	(3,910,959)	(29,716,212)	(12,145,557)

OTHER INCOME/(EXPENSES):
Change in the value of derivative liabilities	-	-	-	109,058
Interest expense, net	(291,279)	(445,458)	(1,501,196)	(2,164,189)
Total Other Expenses, net	(291,279)	(445,458)	(1,501,196)	(2,055,131)

NET LOSS	$(10,881,320)	$(4,356,417)	$(31,217,408)	$(14,200,688)

Basic and diluted net loss per share	$(0.40)	$(0.18)	$(1.18)	$(0.69)

Weighted Average Shares Outstanding:
Basic and diluted	27,027,189	23,619,718	26,408,814	20,688,198

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,217,408)	$(14,200,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	923,143	1,044,826
Change in fair value of derivative liabilities	-	(109,058)
Depreciation and amortization	127,012	29,076
Compensation expense from vested stock options	700,569	200,479
Amortization of deferred financing costs	186,992	375,697
Warrants issued for media and marketing services	18,321,762	2,095,548
Shares and warrants issued for services, interest and penalties	592,765	2,631,003
Warrants issued in connection with warrant tender offer	-	548,728
Changes in operating assets and liabilities:
Restricted cash	(954,374)	(1,297,093)
Accounts receivable	(1,543,260)	73,012
Prepaid expenses	(4,826)	(27,151)
Deferred charges	1,662,923	(2,244,144)
Other assets	(213,967)	(6,663)
Accounts payable and accrued expenses	3,619,039	265,938
Deferred revenue	3,384,125	5,103,399
Cash Flows Used In Operating Activities:	(4,415,505)	(5,517,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,264,231)	(6,567)
Cash Flows Used In Investing Activities	(1,264,231)	(6,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable, net of costs	4,948,982	621,700
Principal payments on capital lease obligations	(70,022)	(19,900)
Proceeds from exercise of stock options	62,392	83,086
Proceeds from exercise of stock warrants, net of placement fees	186,575	2,024,901
Proceeds from sale of stock, net of Commercial Funds	-	3,206,880
Cash Flows Provided by Financing Activities	5,127,927	5,916,667

NET INCREASE/(DECREASE) IN CASH	(551,809)	393,009

CASH, beginning of period	3,357,510	779,071

CASH, end of period	$2,805,701	$1,172,080

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
		(Restated)
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$800
Cash paid for interest	$121,501	$102,338

Supplemental schedule of non-cash investing and financing activities:
Discount on note payable	$908,571	$178,601
Property and equipment acquired through capital lease obligations	$336,600	$-
Warrants issued for placement fees	$-	$18,197
Conversion of notes payable and accrued interest to common stock	$2,313,139	$3,942,754
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$-	$7,065,940
Cumulative effect of accounting change to retained earnings for derivative liabilities	$-	$723,930
Value of warrants and embedded conversion features recorded to derivative liabilities	$-	$906,805
Reclassification of derivatives to equity	$-	$7,139,757

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by CyberDefender Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K/A.  The results for the nine-month interim period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2 – RESTATEMENT

On November 19, 2010, the Company’s Audit Committee concluded that the Company’s financial statements for the year ended December 31, 2009 and the quarters ended March 31, June 30 and September 30, 2009, and the quarters ended March 31 and June 30, 2010, should be restated in order to make the following adjustments:  (i) the Black Scholes value of the warrants issued by the Company in March 2009 pursuant to a certain Media and Marketing Services Agreement should have been classified as an operating expense rather than interest expense, and the Black Scholes value of the warrants should be measured as of each monthly vesting date rather than the grant date starting from March 2009 through September 2010; (ii) certain warrants issued to consultants must be revalued as of their respective vesting dates rather than the grant date, using the Black Scholes method; and (iii) all of the Company’s advertising expenses starting in the fourth quarter of 2009 should have been expensed as incurred rather than capitalized and amortized against revenues for a period of 12 months under ASC 340-20  (collectively, the “Adjustments”).

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet at December 31, 2009 and our statement of operations for the three and nine months ended September 30, 2009:

	December 31, 2009
	Restated	Adjustments	As Filed
Deferred charges, current	$3,316,535	$(2,312,753)	$5,629,288	(1)
Total Current Assets	$9,223,207	$(2,312,753)	$11,535,960
Additional paid-in capital	$36,884,000	$3,825,872	$33,058,128	(2)(3)
Accumulated deficit	$(44,930,550)	$(6,138,625)	$(38,791,925	)(2)
Total Stockholders’ Deficit	$(8,020,876)	$(2,312,753)	$(5,708,123)

Reference
(1) Expensing of direct-response advertising costs as incurred rather than capitalizing and amortizing per ASC 340-20.
(2) The Adjustments as described above.
(3) Per Note 2 above, there was a reclassification from common stock to additional paid-in capital as a result of the merger.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2009
	Restated	Adjustments	As Filed	Restated	Adjustments	As Filed
Media and marketing services	$4,717,729	$1,172,588	$3,545,141	$13,363,588	$2,666,446	$10,697,142	(1)
General and administrative	$2,128,523	$25,916	$2,102,607 (2)	$6,477,178	$(1,009,190)	$7,486,368	(1)(2)
Total Operating Expenses	$7,319,993	$1,198,504	$6,121,489	$20,999,837	$1,657,256	$19,342,581
LOSS FROM OPERATIONS	$(3,910,959)	$(1,198,504)	$(2,712,455)	$(12,145,557)	$(1,657,256)	$(10,488,301)
Interest expense	$445,458	$(397,638)	$843,096	$2,164,189	$(644,337)	$2,808,526	(1)
NET LOSS	$(4,356,417)	$(800,666)	$(3,555,751)	$(14,200,688)	$(1,012,319)	$(13,188,369)
EPS	$(0.18)	$(0.03)	$(0.15)	$(0.69)	$(0.05)	$(0.64)

Reference
(1) Reclassification and revaluation of warrants.
(2) The Company consolidated its 2009 investor relations and other related consulting expense and income tax expense with general and administrative expense.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
The Company, based in Los Angeles, California, is a provider of Internet security software, utilities and LiveTech support services to the consumer and small business market. The Company markets its products directly to consumers through multiple channels including television, radio, the Internet and print. The Company’s goal is to be a leading provider of advanced solutions to protect consumers and small businesses against threats such as Internet viruses, spyware and identity theft, and to provide remote technical resolution services.

Our software products include CyberDefender Early Detection Center, a comprehensive antispyware and antivirus suite, and CyberDefender Registry Cleaner, a PC optimization suite.  Both products are compatible with Windows XP, Vista and 7.

CyberDefender also provides LiveTech services 7 days a week and 365 days a year. Our technicians are available to address PC problems that cannot be resolved with simple do-it-yourself software.  Our technicians connect to customers’ computers using a popular remote access software and provide our customers with quick and reliable computer repair.  Repair and optimization services include (but are not limited to) malware removal, speed optimization, software updates, file backup, privacy optimization and hardware troubleshooting.

The Company developed a collaborative Internet security network, which it refers to as CyberDefender Argus Network (formerly known as the earlyNETWORK), based on certain technology principles commonly found in a peer-to-peer network infrastructure.  A peer-to-peer network is not based upon traditional clients and servers, but rather upon equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network.  This means that when a threat is detected from a computer that is part of the CyberDefender Argus Network, the threat is relayed to our Early Alert Center.  The Early Alert Center tests, grades and ranks the threat, automatically generates definition and signature files based on the threat, and relays this information to the Alert Server, in some cases after a human verification step.  The Alert Server will relay the information it receives from the Early Alert Center to other machines in the CyberDefender Argus Network, and each machine that receives the information will, in turn, relay it to other machines that are part of the CyberDefender Argus Network.  This protocol allows us to distribute rapidly alerts and updates regarding potentially damaging viruses and other threats to members of the CyberDefender Argus Network, without regard for the cost of the bandwidth involved.  Because cost is not a factor, updates can be continuous, making our approach significantly faster than the client/server protocols used by traditional Internet security companies that provide manual broadcast-updated threat management systems.  Computer users join the CyberDefender Argus Network simply by downloading and installing our security software.

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

Liquidity
The Company has experienced operating losses since inception.  Management has implemented plans to continue to build its revenue base, expand sales and marketing and improve operations, however, through September 2010, the Company continued to operate at negative cash flow.  For the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company has incurred a net loss of $31.2 million and $19.8 million with negative cash flows from operations of $4.4 million and $6.0 million, respectively.  As of September 30, 2010 and December 31, 2009, the Company had stockholders’ deficit of $16.2 million and $8.0 million, respectively.  To date, the Company’s operations have been primarily financed through debt and equity proceeds from private placement offerings.  Management believes that it has sufficient working capital from recent financings to fund operations through at least March 31, 2011.  As discussed in Note 9, the Company entered into a Revolving Credit Loan Agreement with GRM effective as of December 3, 2010.  The credit facility permits the Company to borrow up to $5 million, and the initial principal amount includes $4,287,660 of outstanding trade payables owed by the Company to GRM on December 3, 2010 pursuant to a certain Media and Marketing Services Agreement described in Note 5 below.  All outstanding principal and accrued but unpaid interest is due and payable in full at the earlier of either March 31, 2011 or the closing of the Company’s sale and issuance of any debt or equity securities of the Company in an aggregate amount exceeding $10 million. The Company intends to obtain additional financing prior to March 31, 2011 to satisfy the obligation.  However, there can be no assurance that the Company will secure the additional financing on terms acceptable to the Company, or at all. In the event the Company is unable to obtain additional financing, the Company expects it would be able to renegotiate the terms of the GRM revolving credit facility, however, there is no assurance that this would occur.  Failure to obtain additional financing or an amendment to the GRM revolving credit facility may require the Company to significantly curtail its operations which could have a material adverse impact on the Company’s results of operations and financial position.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
To conform to the current year's presentation, as a result of management's continuing analysis of its financial reporting, the Company consolidated its 2009 investor relations and other related consulting expense and income tax expense with general and administrative expense on the statement of operations. These reclassifications had no effect on the previously reported net loss for 2009.

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

Internal Use Software
Certain costs related to computer software developed or obtained for internal use are capitalized. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software solely to meet the Company’s internal needs. Capitalized costs will be amortized on a straight-line basis over the estimated useful lives of the underlying software, which generally are three years. During the third quarter of 2010 and for the nine month period ended, the Company capitalized $0.7 million of costs which are included in property and equipment on the accompanying condensed balance sheet.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

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

Revenue is recognized immediately for the sale of our one-time technical support service as it is performed when purchased. The Company recognizes a portion of the sale of one of its annual services at the time of purchase when all of the elements necessary for revenue recognition have occurred (i.e,. the initial technical support call has occurred) and the remaining revenue is deferred over the annual term.  Revenue is deferred and recognized over the term of the service agreements for the technical support services that are provided by third parties.

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

Deferred Charges
The Company uses a third party to provide technical support services associated with the CyberDefenderULTIMATE product, which is no longer being sold but is still supported.  The costs associated with this service are deferred and amortized against the recognition of the related sales revenue.

Advertising Costs
The Company expenses advertising costs as incurred. As described in detail in Note 5 below, the Company issued warrants for media and marketing services.  The non-cash value of those warrants is included in media and marketing services on the accompanying statements of operations.  For the three months ended September 30, 2010 and 2009, the Company recorded non-cash expense of $6.4 million and $1.2 million, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded non-cash expense of $18.3 million and $2.7 million, respectively.

Reserve for Refunds
The Company’s policy with respect to refunds is to offer refunds within the first 30 days after the date of purchase. The Company may voluntarily issue refunds to customers after 30 days of purchase, however the majority are issued within 30 days of the original sale and are charged against the associated sale or deferred revenues (as applicable). Refunds were $2.2 million and $4.7 million for the three and nine months ended September 30, 2010, respectively. Refunds were $0.7 million and $2.0 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company had $0 accrued for customer refunds, based on historical timing of refunds.

Certain Risks and Concentrations
As of September 30, 2010, all of our cash was maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (“FDIC”) which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. As of September 30, 2010, the Company had a balance of approximately $2.9 million in excess of the FDIC limit.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are classified individually as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

FASB ASC Topic 740 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

The Company does not have any unrecognized tax benefits as of September 30, 2010 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2010.

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

Derivative Instruments
Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” that applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result, as of January 1, 2009, 7,134,036 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. In addition, amounts related to the embedded conversion feature of convertible notes issued prior to January 1, 2009 and treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in September 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $7.1 million to beginning additional paid-in capital, $0.7 million to opening retained earnings and $6.3 million to a long-term derivative liability to recognize the fair value of such warrants and embedded conversion features on such date.

During the three and nine months ended September 30, 2009, the Company issued 0 and 1,192,000 common stock purchase warrants, respectively, that contained features that required the Company to record their fair value as a derivative liability.  In addition, the value related to the embedded conversion feature of convertible notes issued during the nine months ended September 30, 2009 was also recorded as a derivative liability. We recognized income of $0 and $109,000 from the change in fair value of the outstanding warrants and embedded conversion feature for the three and nine months ended September 30, 2009, respectively.

The Company obtained waivers from the warrant and note holders, pursuant to which the warrant and note holders forever waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of the price reset provisions included in the warrants and notes. As a result of obtaining the waivers, the warrants and notes are now afforded equity treatment resulting in the elimination of the derivative liabilities of $7.1 million and a corresponding increase in additional paid-in capital.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Fair Value Measurements
FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

Loss Per Share
In accordance with FASB ASC Topic 260, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2010 and 2009, there were 21,775,362 and 14,114,207 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for that reporting period.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 -   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

Segment Disclosures
The Company operates in one segment and its chief operating decision maker is its chief executive officer.

Subsequent Events
The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes (see Note 9).

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before September 30, 2010 which are applicable to the Company.

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

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted this new guidance in the quarter ended September 30, 2010. See Note 9 — Subsequent Events to our condensed financial statements.

NOTE 4 – RESTRICTED CASH

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral.  The amount of the deposit is at the discretion of the financial institution and as of September 30, 2010 and December 31, 2009 was $10,000. Under a separate credit card processing agreement with a different financial institution, the Company is also required to maintain a security reserve deposit as collateral. The amount of the deposit is currently based on 10% of the six-month rolling sales volume and was approximately $2.3 million and $1.3 million as of September 30, 2010 and December 31, 2009, respectively. The security reserve deposit is funded by the institution withholding a portion of daily cash receipts from Visa and MasterCard transactions.

On September 30, 2009, the Company entered into a second amendment to its premises lease as more fully described in Note 7 below. As part of the amendment the Company was required to issue a $250,000 letter of credit as a security deposit. The letter of credit is collateralized by cash held in an account at the Company’s bank. The account is interest bearing and the Company receives the interest that is earned.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock
During February 2009, the Company issued 94,628 shares of restricted common stock valued at $1.10 per share to a vendor as settlement for past services rendered.

During the nine months ended September 30, 2009, eight investors exercised warrants to purchase 387,954 shares of common stock exercisable at $1.00 to $1.01 per share.  The warrants were exercised pursuant to the cashless provisions contained in the warrants and, as a result, the Company issued 230,706 shares to the investors.

On June 4, 2009, the Company issued 1,142,860 shares of common stock to GR Match, LLC (“GRM”) for an aggregate purchase price of $2.0 million, of which $400,000 must be used for the creation and production by GRM of television commercials advertising the Company’s products and services (the “Commercial Funds”), and the balance of which the Company will use for general working capital. Pursuant to the terms of the Securities Purchase Agreement documenting the transaction, GRM has demand and piggyback registration rights with respect to the shares.

On June 10, 2009, the Company issued 632,500 shares of common stock to Shimski L.P. for an aggregate purchase price of $1.1 million. Pursuant to the terms of the Securities Purchase Agreement, Shimski L.P. has demand and piggyback registration rights with respect to the shares.

On July 21, 2009, the Company issued 200,000 shares of common stock to twenty-eight accredited investors for an aggregate purchase price of $0.5 million, the proceeds of which the Company will use for general working capital. There were no issuance costs related to this sale.

On July 30, 2009, one investor exercised warrants to purchase 15,000 shares of common stock exercisable at $1.25 per share.

On August 17, 2009, the Company issued 1,838,952 shares of common stock for warrants that were exercised in connection with a tender offer as more fully described in “stock warrants” below.

During the nine months ended September 30, 2010, seven investors exercised warrants to purchase 159,150 shares of common stock exercisable at prices ranging from $1.00 to $2.25 per share.

See “stock warrants” below for additional shares issued related to the exercise of stock warrants.

See “stock options” below for additional shares issued related to the exercise of stock options.

See Note 6 for additional shares issued related to the convertible notes payable.

Stock warrants
On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview provided investor relations services for a period of 6 months in exchange for warrants to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately and 270,000 warrants were to vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009.  At January 1, 2009, the Company amended the vesting schedule in the Newview warrant to vest the remaining 1,080,000 warrants on the first of each month from January 1, 2009 to June 1, 2009 at the rate of 180,000 warrants per month.  As such, 0 and 1,080,000 warrants vested during the three and nine month periods ended September 30, 2009 and the value of $0 and $1.0 million, using the Black Scholes pricing model, was expensed.  As of September 30, 2009, all of the warrants had vested.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ DEFICIT (Continued)

On January 17, 2009, the Company entered into a two-month consulting agreement with a consultant for services relating to financial management and reporting.  As part of the agreement, the consultant was granted a warrant to purchase 2,500 shares of common stock with a term of five years at an exercise price of $1.25 per share, for each month of the term of the agreement.  The fair value of these warrants was $4,000, using a Black Scholes pricing model, and was expensed to investor relations and other related consulting expense during the nine months ended September 30, 2009. On April 24, 2009, the Company entered into a second agreement with the consultant.  As part of the agreement, the consultant was granted a warrant to purchase 2,500 shares of common stock at an exercise price of $1.80 per share. The fair value of the warrant, which was computed as $3,000, was expensed during the nine months ended September 30, 2009.

On October 30, 2008, the Company executed a letter of intent with GRM to create, market and distribute direct response advertisements to sell the Company’s products.  Pursuant to the letter of intent, GRM was responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,000 using the Black-Scholes pricing model.  The fair value of the warrant was capitalized to prepaid expenses at the time of issuance and was expensed over the five-month term of service. The Company expensed $0 and $571,000 to media and marketing services during the three and nine months ended September 30, 2009. The warrant included an anti-dilutive provision that reduced the exercise price of the warrant if the Company at any time while this warrant is outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement (the “Media Agreement”) with GRM.  Pursuant to the Media Agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf.  During the term of the Media Agreement, which is to continue until June 1, 2011, as amended, subject to certain rights of termination, GRM will be the exclusive provider of all media purchasing and direct response production services.  The Media Agreement was amended subsequent to September 30, 2010; see Note 9 Subsequent Events below.

As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants described below.  None of the amended terms resulted in an accounting change to the warrant.  In conjunction with the execution of the Media Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second five-year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share valued at $712,000 using the Black-Scholes pricing model. The fair value of the warrant was capitalized at the time of issuance and was expensed over the five-month expected term of service. During the three and nine months ended September 30, 2009, $142,000 and $712,000 was expensed to media and marketing services expense.  This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a five-year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and is subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of September 30, 2010, 7,875,968 Media Services Warrant shares have vested and were valued at $23.0 million using the Black-Scholes pricing model.  During the three and nine months ended September 30, 2010, 2.4 million and 6.0 million warrants vested, and $6.4 million and $18.3 million was expensed to media and marketing services expense. During the three and nine months ended September 30, 2009, 0.6 million and 0.8 million warrants vested, and $1.0 million and $1.4 million was expensed to media and marketing services expense. These warrants included an anti-dilutive provision that would have resulted in a reduction of the exercise price of the warrants if the Company at any time while the warrants were outstanding sold and issued any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision. On October 22, 2010, the Media Agreement was extended, as more fully described below in Note 9 Subsequent Events, to include payment of $75,000 per month to GRM as compensation for the same services provided pursuant to the Media Agreement.

On April 1, 2009, the Company entered into an agreement with a consultant for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vested as follows: 300,000 immediately and 50,000 per month on the 1st day of each month commencing May 1, 2009 and ending March 1, 2010. As of March 31, 2010, all of the warrant shares were vested.  During the three and nine months ended September 30, 2010, $0 and $0.5 million was expensed. During the three and nine months ended September 30, 2009, $0.3 million and $0.7 million, was expensed.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ DEFICIT (Continued)

On April 5, 2009, the Company entered into an agreement with a consultant for marketing related services.  The agreement had a term of three months.  The agreement provided compensation of $13,000 for month one, $14,000 for month two and $15,000 for month three.  In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25. This warrant was to vest 5,000 shares per month over the term of the agreement. On May 15, 2009, the original agreement was terminated, along with the right to purchase 8,387 shares of common stock that would have vested in June 2009, and the Company entered into a second agreement with the consultant.  The second agreement had a term of three months and provided compensation of $17,500 for month one, of which 50% was to be deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25. The warrant was to vest 5,000 shares per month over the term of the second agreement. The second agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the second agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in July and August 2009, and the Company entered into a third agreement with the consultant.  The third agreement had a term of two months. The third agreement provided compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25. This warrant vested 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus per the second agreement. The third agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. These goals were achieved and the Company issued the bonus warrant to the consultant on August 15, 2009. The fair value of the 76,613 warrants that were granted and vested of $128,000 was expensed to general and administrative expense, $81,000 and $128,000 for the three and nine months ended September 30, 2009, respectively.

In May 2009, the Company began an offering to the holders of its warrants issued with “cashless exercise” provisions and/or “down-round” provisions (together, the “Released Provisions”).  Pursuant to the offering, the warrant holders were given the opportunity to increase by 10% the number of shares of common stock covered by their warrants in exchange for extinguishing the Released Provisions from their warrants.  In order for the warrant holders to take advantage of the offer, they were required to exercise a portion of their warrant(s) and purchase for cash no less than 30% of the shares of common stock covered by their warrant(s), after giving effect to the increase.  On June 29, 2009, the Company filed a Schedule TO with the SEC covering this offering.  Pursuant to the originally filed Schedule TO, the offering was to expire on July 28, 2009.  The Schedule TO was amended and the offering was extended until August 17, 2009. The Company received $2.0 million in proceeds, net of offering costs of $73,000, and issued 1.8 million shares of common stock to warrant holders that participated in this offer.  Additionally, in accordance with the terms of the offering, the Company issued warrants to purchase 270,000 shares of the Company’s common stock in exchange for extinguishing the Released Provisions. The additional warrants were valued at $549,000 using the Black Scholes pricing model, and $48,000 and $549,000 was expensed to interest expense during the three and nine months ended September 30, 2009, respectively.

On May 15, 2009, the Company entered into an agreement with a second consultant for marketing related services.  The agreement had a term of three months and provided compensation of $17,500 for month one, of which 50% was to be deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  The warrant was to vest 5,000 shares per month over the term of the second agreement. The agreement also provided for a bonus of up to 50,000 additional warrants at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in June and July 2009, and the Company entered into a second agreement with the consultant.  The second agreement had a term of two months and provided compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  This warrant vested 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus per the second agreement. The second agreement also provided for a bonus of up to 45,000 additional warrants at an exercise price of $1.83 for achieving certain goals. These goals were achieved and the Company issued the bonus warrant to the consultant on August 15, 2009. The fair value of the 70,000 warrant shares that were granted and vested of $116,000 was expensed to general and administrative expense, $86,000 and $116,000 for the three and nine months ended September 30, 2009, respectively.

On August 1, 2009, the Company entered into an agreement with a consultant for business development services related to the signing of the Wiley licensing contract.  The consultant was granted a warrant to purchase 55,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.18.  The warrant was to vest 15,000 shares at the signing of the Wiley contract, 15,000 shares at the Wiley launch and 25,000 shares at the earlier of the first anniversary date of the agreement or when sales of the Wiley branded products exceed 100,000 units. The fair value of the initial 15,000 warrant shares that were granted and vested of $26,000 was expensed during the three and nine months ended September 30, 2009. The remaining 40,000 warrant shares vested during the nine months ended September 30, 2010 and $69,000 was expensed.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ DEFICIT (Continued)

See Note 6 for additional warrants issued during the three and nine months ended September 30, 2009 related to the convertible notes payable.

The following represents a summary of the warrants outstanding at September 30, 2010 and 2009 and changes during the nine months then ended:

	Nine Months Ended
	September 30, 2010			September 30, 2009
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average	Aggregate
	of	Exercise	Intrinsic	Of	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Prices	Value
Outstanding, beginning of period	13,026,657	$1.20		11,029,890	$1.14
Issued	6,038,636	$1.25		3,337,389	$1.28
Exercised	(159,150)	$1.23		(2,241,906)	$1.11
Outstanding, end of period	18,906,143	$1.23	$49,828,886	12,125,373	$1.19	$15,903,284

Exercisable, end of period	18,906,143	$1.21	$49,828,886	11,785,373	$1.18	$15,515,484

The following table summarizes information about warrants outstanding at September 30, 2010:

		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)
$ 1.00	2,702,440	1.11
$ 1.01	700,306	5.16
$ 1.20	324,875	2.26
$ 1.25	14,918,532	3.05
$ 1.80	2,500	3.56
$ 1.83	125,000	3.68
$ 2.05	77,490	3.98
$ 2.18	55,000	1.98
	18,906,143

The weighted average grant date fair value of warrants granted and vested during the nine months ended September 30, 2010 and 2009 was $3.03 and $1.66 per share, respectively. The weighted average remaining life of the vested warrants is 2.84 years.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ DEFICIT (Continued)

Stock options
In January 2005, the Company adopted the CyberDefender Corporation 2005 Stock Option Plan (sometimes called the CyberDefender Corporation 2005 Equity Incentive Plan and referred to herein as the “2005 Plan”), which consists of equity programs that provide for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock purchase rights and awards of stock. Under the terms of the 2005 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted from the 2005 Plan is 931,734 shares, of which awards for the purchase of 733,233 shares have been granted and are outstanding, awards for the purchase of 198,125 shares have been exercised and awards for the purchase of 376 shares are available for grant at September 30, 2010.

On October 30, 2006, the Company adopted the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The Company amended the 2006 Plan in June 2009 to increase the maximum number of shares available to be granted by 1,500,000 shares. The maximum aggregate amount of stock based awards that may be granted from the 2006 Plan is 2,875,000 shares, of which awards for the purchase of 1,918,986 shares have been granted and are outstanding, awards for the purchase of 326,691 shares have been exercised and awards for the purchase of 429,323 shares are available for grant at September 30, 2010.

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

During the nine months ended September 30, 2009, the Company granted to employees options to purchase a total of 650,000 shares of common stock under the 2006 Plan and the 2005 Plan at prices ranging from $1.00 to $3.30 per share.

During the nine months ended September 30, 2010, the Company granted to employees options to purchase a total of 880,626 shares of common stock under the 2006 Plan and the 2005 Plan at prices ranging from $1.00 to $4.70 per share.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ DEFICIT (Continued)

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Nine Months
	September 30, 2010				September 30, 2009
			Weighted				Weighted
		Weighted	Average			Weighted	Average
	Number	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Options	Prices	Term	Value

Outstanding, beginning of year	1,856,293	$1.09	7.57		1,444,084	$0.83	7.66

Granted	938,626	$3.65	9.55		693,000	$1.50	9.54

Exercised	(73,200)	$0.85	5.71		(75,106)	$1.11	8.58

Forfeited	(69,500)	$2.28			(235,144)	$1.09

Outstanding, end of period	2,652,219	$1.97	7.77	$5,137,768	1,826,834	$1.04	7.60	$2,704,068

Exercisable, end of period	1,586,269	$1.11	6.84	$4,359,134	1,242,178	$0.78	6.81	$2,134,108

Vested, exercisable and expected to vest in the future	2,456,463	$1.78	7.65	$5,203,768	1,676,932	$0.97	7.44	$2,589,585

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $2.50 and $1.37 per option, respectively.

As of September 30, 2010 and 2009, 1,065,950 and 584,656 of the option shares granted are not vested with an estimated remaining value of $1.8 million and $0.6 million, respectively. At September 30, 2010 and 2009, the remaining value of non vested options granted is expected to be recognized over the weighted average vesting period of 2.61 and 2.68 years, respectively.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $310,000 and $701,000 in general and administrative expense for the three and nine months ended September 30, 2010, respectively. The Company recorded compensation expense associated with the issuance and vesting of stock options of $59,000 and $200,000 in general and administrative expense for the three and nine months ended September 30, 2009.

During the nine months ended September 30, 2010 and 2009, options for the purchases of 73,200 and 75,106 shares were exercised for total proceeds to the Company of $62,000 and $83,000, respectively.  The aggregate intrinsic value of the exercised options was $242,000 and $144,000 for the nine months ended September 30, 2010 and 2009, respectively.

The Company recognizes the fair value of options issued to employees and consultants as stock-based compensation expense over the vesting period of the awards. The estimated fair value of options is based on the Black-Scholes pricing model.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - CONVERTIBLE NOTES PAYABLE

In November and December 2008, the Company entered into a Securities Purchase Agreement, which included registration rights, with certain accredited investors to which it sold 10% Convertible Promissory Notes (“2008 Convertible Notes”), due eleven months from the date of issuance and convertible into shares of Common Stock in the aggregate principal amount of $845,000, which may be converted at the price of $1.25 per share (subject to adjustment) into an aggregate of 676,000 shares of common stock.  In conjunction with the sale of the 2008 Convertible Notes, the Company issued common stock purchase warrants to purchase an aggregate of 338,000 shares of common stock at $1.25 per share and paid its placement agent a total of $50,700 in commissions and issued to its placement agent a five-year warrant to purchase an additional 50,700 shares of the Company’s common stock, at an exercise price of $1.25 per share, valued at $47,000 using the Black-Scholes option pricing model.   In January 2009, the Company completed the sale and issuance of the Company’s 2008 Convertible Notes. Accordingly, the Company received additional gross proceeds of $355,000, which may be converted at the price of $1.25 per share into an aggregate of 284,000 shares of common stock.  In conjunction with the sale of the 2008 Convertible Notes, the Company issued common stock purchase warrants to purchase an aggregate of 142,000 shares of common stock at $1.25 per share and paid its placement agent a total of $21,000 in commissions and issued to its placement agent a five-year warrant to purchase an additional 21,300 shares of the Company’s common stock, at an exercise price of $1.25 per share, valued at $18,000 using the Black-Scholes option pricing model.

Under the terms of the Registration Rights Agreement executed in connection with the issuance of the 2008 Convertible Notes,  the Company was obligated to file a registration statement with the SEC covering the resale of the shares issuable upon conversion of the 2008 Convertible Notes and the exercise of the common stock purchase warrants  The Company was required to file the registration statement no later than 60 days following the final closing date of the sale and issuance of the 2008 Convertible Notes and warrants, and to use its best efforts to cause the registration statement to become effective no later than 120 days thereafter. If the Company was delinquent in the filing deadline or the effectiveness deadline of the registration statement, it would have been obligated to pay the holders of the 2008 Convertible Notes liquidated damages equal to 1% of the outstanding principal amount of the 2008 Convertible Notes for every 30-day period of delinquency, up to a maximum of 10%. The Company would have been required to pay any such liquidated damages in cash or its common stock valued at the average volume weighted average price (“VWAP”) for the five trading days preceding the applicable due date, provided such average VWAP exceeds $1.00 per share. On May 1, 2009, the Company received a Consent and Waiver from the holders of the 2008 Convertible Notes waiving all liquidated damages under the Registration Rights Agreement.

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

The total value of the 2008 Convertible Notes was allocated between the 2008 Convertible Notes and the warrants, including the discount, which amounted to $596,000 and $604,000, respectively. The discount of $604,000 ($159,000 was recorded in the first quarter of 2009) related to the warrants is being amortized over the term of the 2008 Convertible Notes. The Company amortized $218,000 and $548,000 to interest expense related to the 2008 Convertible Notes for the three and nine months ended September 30, 2009, respectively. At September 30, 2010 and December 31, 2009, $0 and $109,000 of accrued interest on these notes is included in accrued expenses on the accompanying condensed balance sheets.

In addition, as part of the transaction, the Company paid to the placement agent $72,000 and issued common stock purchase warrants to purchase an aggregate of 72,000 shares of common stock at $1.25 per share. The warrants were valued at $66,000 using the Black-Scholes pricing model. These costs, totaling $138,000 ($39,000 was recorded in 2009), are being amortized over the term of the 2008 Convertible Notes.  The Company recorded amortization of $50,000 and $125,000 to interest expense during the three and nine months ended September 30, 2009, respectively.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - CONVERTIBLE NOTES PAYABLE (Continued)

On September 30, 2009, all of the holders of the 2008 Convertible Notes converted $1.2 million of principal into 960,000 shares of common stock at $1.25 per share and all of the related note discount and debt issuance costs were amortized to interest expense.

During May 2009, the Company entered into a Securities Purchase Agreement pursuant to which it sold to certain accredited investors $300,000 in aggregate principal amount of the Company’s 10% Convertible Promissory Notes (“2009 10% Convertible Notes”), due five months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.75 per share.  In conjunction with the sale of the 2009 10% Convertible Notes, the Company paid its placement agent a total of $12,000 in commissions, which was amortized in full during 2009.

The total value of the 2009 10% Convertible Notes was allocated between the 2009 10% Convertible Notes and the discount, which amounted to $20,000. The discount was amortized over the term of the 2009 10% Convertible Notes. At September 30, 2010 and December 31, 2009, $0 and $13,000 of accrued interest on these notes is included in accrued expense on the accompanying condensed balance sheets.

On September 30, 2009, all of the holders of the 2009 10% Convertible Notes converted $300,000 of principal into 171,429 shares of common stock at $1.75 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

On November 4, 2009, the Company issued $2.2 million in aggregate principal amount of its 8% Secured Convertible Promissory Notes (the “2009 8% Convertible Notes”), convertible into common stock of the Company at a conversion price of $2.05 per share.  All outstanding principal and interest of the 2009 8% Convertible Notes was due April 1, 2011.  Out of the total gross proceeds of the offering, the Company paid its placement agent $155,000 in commissions, equal to 7% of the gross proceeds of the offering, and issued to its placement agent a three year warrant to purchase 77,490 shares of common stock, equal to 3.5% of the number of shares of common stock into which the 2009 8% Convertible Notes initially may be converted, at an exercise price of $2.05 per share. The warrants were valued at $132,000 using the Black-Scholes pricing model. These deferred financing costs, totaling $287,000, are being amortized over the term of the 2009 8% Convertible Notes. The Company recorded amortization of $0 and $239,000 to interest expense during the three and nine months ended September 30, 2010.

The total value of the 2009 8% Convertible Notes was allocated between the 2009 8% Convertible Notes and the discount, which amounted to $745,200. The discount is being amortized over the term of the 2009 8% Convertible Notes. The Company amortized $0 and $621,000 to interest expense related to the 2009 8% Convertible Notes for the three and nine months ended September 30, 2010. At September 30, 2010 and December 31, 2009, $0 and $33,000 of accrued interest on these notes is included in accrued expenses on the accompanying condensed balance sheets.

On May 15, 2010, all of the holders of the 2009 8% Convertible Notes converted $2.3 million of principal and accrued interest into 1.1 million shares of common stock at $2.05 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

On March 31, 2010, the Company issued in a private placement to GRM a 9% Secured Convertible Promissory Note in the aggregate principal amount of $5.3 million (the “GR Note”), due March 31, 2012.  The Company received net proceeds of $5.0 million after payment of an issuance fee of $300,000 to GRM.  The Company has recorded the $300,000 as a discount to the GR Note as if the amount were an original issue discount. The GR Note will accrue simple interest at the rate of 9% per annum, payable on the first day of each calendar quarter in cash; provided, however, that GRM may elect to cause the accrued unpaid interest for any applicable quarter to be added to the then outstanding principal amount of the GR Note in lieu of a cash payment of interest by delivering written notice of such election to the Company no later than 15 days prior to the applicable interest payment date.  The GR Note was amended subsequent to September 30, 2010; see Note 9 Subsequent Events below. GRM chose to have the first interest payment due July 1, 2010 added to the aggregate principal amount of the GR Note. For the three and nine months ended September 30, 2010 the Company recorded interest expense of $122,000 and $241,000, respectively, under the GR Note.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - CONVERTIBLE NOTES PAYABLE (Continued)

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

The Company agreed that on or before 90 days following March 31, 2010, the Company shall: (i) cause each holder (each, a “Senior Debt Holder”) of the Company’s outstanding 2009 8% Convertible Notes, dated on or about November 5, 2009, in the aggregate principal amount of $2.2 million, to (A) be entirely converted, along with accrued unpaid interest thereon, into shares of the Company’s common stock in accordance with the terms thereof; or (B) expressly subordinate any lien which the  Senior Debt Holder holds in the Company's assets to the GR Note and the security interest granted to GRM pursuant to a written subordination agreement with GRM acceptable to GRM in its sole discretion; or (C) prepay the entire outstanding principal balance of each 2009 8% Convertible Note, and any accrued unpaid interest thereon and cause each of the 2009 8% Convertible Notes to be cancelled. As described above all outstanding principal of the 2009 8% Convertible Notes along with all accrued interest was converted to shares of the Company’s common stock.

The total value of the GR Note was allocated between the GR Note and the discount, which amounted to $1.2 million including the $300,000 issuance fee. The discount will be amortized over the term of GR Note. The Company amortized $151,000 and $302,000 to interest expense related to the GR Note for the three and nine months ended September 30, 2010.

As part of the transaction, the Company incurred deferred financing costs of approximately $51,000. These costs are being amortized over the term of the GR Note.  The Company recorded amortization of $6,000 and $13,000 to interest expense during the three and nine months ended September 30, 2010.

Convertible notes payable consist of the following:
	September 30, 2010	December 31, 2009
	(In thousands)
GR Note	5,419	-
2009 8% Convertible Notes	-	2,214
Unamortized discount	(906)	(621)
Convertible notes payable, net	$4,513	$1,593

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Royalty Agreement
On July 24, 2009, the Company entered into a licensing agreement with Wiley Publishing, Inc., owner of the For Dummies® trademark, for use of the For Dummies® trademark in connection with the manufacture, development, operation, sale, distribution and promotion of the Company’s products.  The term of the agreement is five years with an option for the Company to renew for an additional five years provided that the Company has paid to Wiley a minimum royalty of $2.0 million during the initial term of the agreement. The Company paid a $100,000 non-refundable royalty advance that is recorded in prepaid expenses on the accompanying balance sheet.  There was no royalty expense for the three and nine months ended September 30, 2010.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases
The Company's primary offices are in Los Angeles, California.  The Company entered into a lease on October 19, 2007 which commenced on March 24, 2008 for approximately 4,742 rentable square feet of office space with a term of sixty-two months. On October 9, 2009, the Company entered into a second amendment of its lease with its current landlord to relocate and to occupy approximately 16,000 square feet in the building to accommodate growth. The lease calls for a base monthly rent of $35,060 with annual increases of 3% plus common area expenses with a term of ten years.  The Company’s rent on its original space was abated beginning July 1, 2009 and the abatement continues on the new space for a period of fourteen (14) months from the date the Company began to occupy the new space, which was February 1, 2010, as long as the Company abides by all the terms and conditions of the lease and if no event of default occurs. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the lease term. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. On August 9, 2010, the Company entered into a third amendment to the lease for the Company’s premises. Pursuant to the third amendment, the Company will occupy an additional 16,000 square feet in the building to accommodate growth. The third amendment requires a base monthly rent upon occupancy of $35,060 for the additional space, making the total base monthly rent $70,120, with annual increases of 3%.  The Company expects to occupy the additional space on December 1, 2010. The third amendment provides for six months of rent abatement on the additional space as long as the Company occupies the space for the full lease term. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. Aside from the monthly rent, the Company is required to pay its share of common operating expenses.

Litigation
In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert its rights. Any of these claims could subject the Company to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or the Company’s policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcome of currently pending claims and lawsuits are not likely to have a material effect on the Company’s operations or financial position.

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

The Company has entered into, and will likely enter into in the future, indemnification agreements with the individuals who serve as its officers and directors.  Pursuant to these agreements, the Company will indemnify officers and directors who are made parties to, or threatened to be made parties to, any proceeding by reason of the fact that they are or were officers or directors of the Company, or are or were serving at the request of the Company as a director, officer, employee, or agent of another entity.  The agreements require the Company to indemnify its officers and directors against all expenses, judgments, fines and penalties actually and reasonably incurred by them in connection with the defense or settlement of any such proceeding, subject to the terms and conditions of the agreements.

Employment Agreements
The Company has an Amended and Restated Key Executive Employment Agreement with each of Gary Guseinov, the Company’s Chief Executive Officer, Kevin Harris, the Company’s Chief Financial Officer, and Igor Barash, the Company’s Chief Information Officer.  The details of these agreements have been disclosed in the Company’s Form 10-Q for the period ended June 30, 2010 filed on August 9, 2010.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS

Unionway International, LLC, an entity controlled by Bing Liu, a former officer, provided software development services to the Company. During the three and nine months ended September 30, 2009, the Company paid Unionway International, LLC $0 and $50,000, respectively.

The Company purchased promotional items with the Company’s name and logo on them from VK Productions, an entity controlled by Mr. Guseinov’s spouse. During the three and nine months ended September 30, 2010, VK Productions invoiced the Company $0 and $6,000.

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

The License Agreement may be terminated by mutual consent of the parties.  The License Agreement may also be terminated by either party upon a default of the other party under the License Agreement that remains uncured for 30 days following notice of such default.  Additionally, GRM may terminate the License Agreement at any time for convenience, provided that GRM may not market any antivirus or Internet security products or services that compete with the Company’s products or services in the distribution channels covered by the License Agreement for one year following such a termination for convenience.  The License Agreement has been amended; see Note 9 Subsequent Events below.

See Note 5 for a detailed description of all warrants issued to GRM and the vesting of those warrants in connection with the Media Agreement.
GRM invoiced the Company $122,000 and $302,000 for the three and nine months ended September 30, 2010 and $15,000 and $29,000 for the three and nine months ended September 30, 2009 for their overhead expense reimbursement on media costs incurred by GRM pursuant to the Media Agreement.

See Note 6 for a detailed description of the GR Note. See Note 9 for subsequent events related to GRM.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS

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

The initial principal amount of the Credit Facility is $4,288,000, which is the total amount of invoices owing by the Company to GRM pursuant to the Media Services Agreement as of December 3, 2010, and will be repaid in accordance with the terms of the Loan Agreement.  Advances made by GRM under the Credit Facility will not exceed $500,000 per week during the term of the Credit Facility and will not exceed a maximum total amount of $5,000,000 unless otherwise agreed to by GRM.  All outstanding principal and accrued but unpaid interest under the Credit Facility is due and payable in full on the earlier of either March 31, 2011 or the closing of the Company’s sale and issuance of any debt or equity securities of the Company in an aggregate amount exceeding $10,000,000.  Interest will accrue on the outstanding principal amount advanced under the Credit Facility at an annual rate of 10%, and will be calculated on a per diem basis and added to the principal amount advanced.  Upon an event of default, the interest rate will increase to 15% per annum, and GRM may elect to: (1) terminate the Credit Facility; (2) declare immediately due and payable in cash the entire outstanding principal balance, together with any repayment fees, all accrued but unpaid interest, and any and all other amounts due and owing; and (3) exercise any and all rights and remedies available to GRM pursuant to the Loan Agreement or under applicable law. Additionally, GRM also has the right, but not the obligation, and at the Company’s sole cost and expense, to require the Company to retain a consultant or hire a Company executive who would be senior to the Company’s Chief Executive Officer and Chief Financial Officer

Simultaneously with all repayments of outstanding amounts advanced under the Credit Facility, including repayment of the Credit Facility on the due date, the Company will pay GRM a repayment fee in an amount equal to 10% of the total amount being repaid. Late payments, if any, will incur a fee in an amount equal to 10% of the amount due.

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

We do not intend to update forward-looking statements. You should refer to and carefully review the risks identified in the Company’s Form 10-K/A for the year ended December 31, 2009 and the information in future documents we file with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a provider of security and PC optimization software and remote LiveTech services to the consumer and small business market. We are located in Los Angeles, California.  Our mission is to bring to market advanced solutions to protect computer users against Internet viruses, spyware, identity theft and related security threats.

The market in which we operate is highly competitive and rapidly changing. We believe we can be successful in this market due to several factors.

•
Our proprietary CyberDefender Argus Network (formerly known as the “earlyNETWORK”) security platform uses a patented secure peer-to-peer protocol and the power of user community, which we believe differentiates our core anti-malware product and allows us to combat threats faster and more cost effectively than our competitors.

•	Our security platform complements other security suites allowing our customers to adopt multiple security products for increased protection.

•
We are expanding our technical support services (“LiveTech”) to provide our customers with the technical expertise necessary to insure that their technology is working properly, thereby providing them with a higher degree of security.

•
We are continuing our direct-response marketing efforts through our partnership with GRM, a leader in the field, and expansion of our marketing efforts with GRM to include retail and international distribution.

•	We are focusing on expanding our product offerings by creating new products.

We believe that providing a “software only” solution to computer security problems is not as effective as our comprehensive solution, which includes security and optimization software in conjunction with access to remote technicians.  Our customers benefit from having a technician analyze their PCs and repair problems that they do not have the expertise to resolve. While we still do not yet represent a significant presence in the security software industry, we believe that the combination of our software security and optimization solutions, our CyberDefender Argus Network platform, our remote LiveTech capability and our direct response marketing focus, have improved our ability to expand our presence in the security software market.

We evaluate our financial performance utilizing a variety of indicators. Four of the primary indicators that we utilize to evaluate the ongoing performance of our business include gross sales (a non-GAAP measure), income/loss from operations, net cash used in operating activities and renewal revenue and renewal rates. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Gross sales are a non-GAAP measure which we define as total sales before refunds and before deferring revenue for GAAP purposes. We believe gross sales serves as an appropriate measure to be used in evaluating the performance of our business as it gives a better indication of our operating performance and the profitability of our marketing initiatives.  Gross sales for the three months ended September 30, 2010 increased $11.9 million, or 178%, to $18.6 million from $6.7 million for the three months ended September 30, 2009.  Gross sales for the nine months ended September 30, 2010 increased $23.6 million, or 123%, to $42.8 million from $19.2 million for the nine months ended September 30, 2009.  As detailed in the table in the section below titled “Trends, Events and Uncertainties,” service revenue more than tripled from the same period in the prior year, while product and ancillary sales also increased for the three and nine months ended September 30, 2010 as compared to 2009. The increase was driven by several factors: increased direct-response advertising efforts through our partnership with GRM, increasing demand for our software products and LiveTech services, and an increase in renewal revenues and continued improvements related to infrastructure optimization including SaaS-based CRM, IVR and eCommerce platforms.

Loss from operations for the three months ended September 30, 2010 increased $6.7 million, or 171%, to $10.6 million from $3.9 million for the three months ended September 30, 2009. This increase in operating loss is primarily attributable to the value of the Media Services Warrant and other warrants issued to GRM. The increased value of the warrants was due to two factors.  The first, is the increased number of warrants that vested due to an increase in the amount of media spend per the Media Services Agreement and the second is the calculated value of the warrants. During the three months ended September 30, 2010 and 2009, 2,448,652 and 558,245 warrants vested.  The average value of the warrants increased from $1.85 per warrant during the three months ended September 30, 2009 to $2.60 per warrant during the three months ended September 30, 2010. During the nine months ended September 30, 2010 and 2009, 6,038,636 and 835,295 warrants vested.  The average value of the warrants increased from $1.66 per warrant during the nine months ended September 30, 2009 to $3.03 per warrant during the nine months ended September 30, 2010. The warrants were valued using the Black-Scholes option-pricing model at each vesting date. The calculated value of the warrants increased significantly at each new vesting date as the stock price increased.  The Black-Scholes option-pricing model does not factor in the illiquidity of the underlying shares when calculating the value of the warrants. The Company recorded non-cash expense of $6.4 million to media and marketing services for the three months ended September 30, 2010 as compared to $1.2 million for the three months ended September 30, 2009. Additionally, operating loss increased in part because of the deferral of revenues for GAAP purposes resulting from an increase in the sale of two and three year LiveTech subscription plans during the third quarter.  Sales of multi-year technical support plans increased to approximately 60% of the third quarter sales, up from 40% in the second quarter of 2010. Loss from operations for the nine months ended September 30, 2010 increased $17.6 million, or 145%, to $29.7 million from $12.1 million for the nine months ended September 30, 2009. This increase in operating loss is primarily attributable to the value of the Media Services Warrant and other warrants issued to GRM as detailed above.  The Company recorded non-cash expense of $18.3 million to media and marketing services for the nine months ended September 30, 2010 as compared to $2.7 million for the nine months ended September 30, 2009.

Net cash used in operating activities for the nine months ended September 30, 2010 decreased $1.1 million, or 20%, to $4.4 million from $5.5 million for the nine months ended September 30, 2009. The decrease is primarily attributable to an increase in accounts payable and accrued expenses, an increase in deferred revenue due to increased sales and a decrease in deferred charges due to amortization offset by an increase in accounts receivable due to the introduction of a two month payment plan to our customers, an increase in restricted cash due to increased sales and increased costs from scaling our infrastructure.

There are challenges and risks associated with our recent growth and the many initiatives that we are focused on implementing.  Our growth may not continue as expected or at all.  Any one or all of our new initiatives may not produce the expected results including; (i) our contract with Vindicia to increase renewal rates, (ii) our new international and retail distribution licensing agreement with GRM, and (iii) the new products that we expect to launch under our brand.  If our growth does not continue or does not meet our expectations the costs incurred to scale our infrastructure may not produce a return on our investment and our costs may continue to exceed our revenues. Additionally, as described below, we received a $5 million short-term credit facility from GRM that is due on March 31, 2011.  The facility was designed to provide bridge financing to us while we secure long-term financing.  Management is currently pursuing several financing options including both debt and equity transactions.

On March 31, 2010, we received net proceeds of $5.0 million from a promissory note issued to GRM. This investment will be used to continue the expansion of our business. In addition to this investment, we signed a license agreement granting GRM certain international and domestic distribution rights which we believe will allow us to leverage GRM’s powerful international sales and distribution channels as well as augment our domestic retail marketing initiatives.  Effective as of December 3, 2010, we entered into a secured revolving credit facility with GRM described in Note 9 above in the principal amount not to exceed $5,000,000 due March 31, 2011.  Pursuant to the terms and conditions of the revolving credit facility, GRM will advance funds to us and we will use the funds solely for our payments of amounts owing to GRM pursuant to the Media Services Agreement.

Effective June 6, 2010, the Company’s common stock was listed on the NASDAQ Global Market.

Critical Accounting Policies and Estimates

During the three months ended September 30, 2010, the Company chose to capitalize certain costs related to computer software developed or obtained for internal use. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software solely to meet the Company’s internal needs. Capitalized costs will be amortized on a straight-line basis over the estimated useful lives of the underlying software, generally three years. During the third quarter and nine months of 2010, the Company capitalized $0.7 million of costs.

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Debt obligations	$5,419,250	$-	$5,419,250	$-	$-
Capital lease obligations	$325,313	$139,377	$185,936	$-	$-
Operating lease obligations	$8,879,019	$365,042	$1,766,982	$1,862,363	$4,884,633

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

The following table summarizes our GAAP revenue and deferred revenue for each of the last eight quarters.
Quarter Ended	Net Revenue	Cumulative Deferred Revenue
31-Dec-08	$2,467,136	$4,552,953

31-Mar-09	$3,191,630	$6,687,198
30-Jun-09	3,686,644	$8,139,384
30-Sep-09	4,427,404	$9,656,352
31-Dec-09	7,536,215	$10,779,146
Fiscal Year 2009 Total	$18,841,893

31-Mar-10	$9,477,330	$11,619,760
30-Jun-10	9,712,586	$12,081,434
30-Sep-10	12,746,103	$14,163,271
Fiscal Year to date 2010 Total	$31,936,019

The following table summarizes our gross sales by category for the last eight quarters. Gross sales are a non-GAAP measure that we use in assessing our operating performance. We define gross sales as total sales before refunds and chargebacks and before deferring revenue for GAAP purposes. We use this non-GAAP financial measure because we believe it provides a better indication of our operating performance and the profitability of our marketing initiatives. We include this non-GAAP financial measure in our earnings announcements in order to provide transparency to our investors and to enable investors to better understand our operating performance. However, we do not recommend using gross sales alone to assess our financial performance or to formulate investment decisions.

Quarter Ended	Software		Services		Ancillary		Renewals		Total
31-Dec-08	2,107,307	49%	1,493,234	35%	669,477	16%	-	0%	4,270,018

31-Mar-09	$2,475,095	40%	$2,645,857	43%	$606,051	10%	$463,948	7%	$6,190,951
30-Jun-09	2,501,266	40%	2,678,978	43%	584,1444	9%	466,747	8%	6,231,135
30-Sep-09	2,666,274	40%	2,915,731	43%	461,120	7%	699,068	10%	6,742,193
31-Dec-09	4,401,569	45%	3,705,830	38%	982,460	10%	717,949	7%	9,807,808
Fiscal Year 2009 Totals	$12,044,204	42%	$11,946,396	41%	$2,633,775	9%	$2,347,712	8%	$28,972,087

31-Mar-10	$4,092,152	35%	$5,802,486	49%	$856,297	7%	$1,062,473	9%	$11,813,408
30-Jun-10	3,504,147	28%	6,967,067	56%	568,525	5%	1,389,064	11%	12,428,803
30-Sep-10	4,155,264	22%	11,706,203	63%	501,721	3%	2,196,572	12%	18,559,760
Fiscal Year to date 2010 Totals	$11,751,563	27%	$24,475,756	57%	$1,926,543	5%	$4,648,109	11%	$42,801,971

The tables above indicate an upward trend in gross sales, GAAP revenue and deferred revenue resulting from our focus on promoting our new products and services and the addition of our new marketing channels.  We cannot guarantee that this upward trend will continue, even with increased spending on advertising.

Reconciliation of GAAP to Non-GAAP Financial Measures

The following is a reconciliation of gross sales to net revenue for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross Sales	$18,559,760	$6,742,192	$42,801,971	$19,164,278
Less: Refunds	(3,731,821)	(797,820)	(7,481,828)	(2,755,201)
Less: Change in deferred revenue	(2,081,836)	(1,516,968)	(3,384,124)	(5,103,399)
Net revenue	$12,746,103	$4,427,404	$31,936,019	$11,305,678

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Net Sales
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%
Net sales	$12,746,103	$4,427,404	$8,318,699	188%	$31,936,019	$11,305,678	$20,630,341	182%

The increase in net revenue was driven by several factors: increased direct-response advertising efforts through our partnership with GRM, increasing demand for our software products and remote LiveTech services, an increase in renewal revenues and continued improvements related to infrastructure optimization including SaaS-based CRM, IVR and eCommerce platforms. See the discussion of advertising expenses below.

Revenue from product sales increased $1.5 million, or 65%, to $3.8 million for the three months ended September 30, 2010 from $2.3 million for the three months ended September 30, 2009. Revenue from services increased $5.9 million, or 393%, to $7.4 million for the three months ended September 30, 2010 from $1.5 million for the three months ended September 30, 2009. Revenue from renewals increased $1.0 million, or 250%, to $1.4 million for the three months ended September 30, 2010 from $0.4 million for the three months ended September 30, 2009.

Revenue from product sales increased $5.7 million, or 93%, to $11.8 million for the nine months ended September 30, 2010 from $6.1 million for the nine months ended September 30, 2009. Revenue from services increased $12.7 million, or 363%, to $16.2 million for the nine months ended September 30, 2010 from $3.5 million for the nine months ended September 30, 2009. Revenue from renewals increased $2.2 million, or 220%, to $3.2 million for the nine months ended September 30, 2010 from $1.0 million for the nine months ended September 30, 2009.

Cost of Sales
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%
Cost of Sales	$5,833,897	$1,018,370	$4,815,527	473%	$13,002,748	$2,451,398	$10,551,350	430%

The increase in cost of sales was primarily attributable to the expansion of our internal and external call center operations to support the increase in sales of our remote LiveTech services. Additionally, we have reduced our use of an offshore call center that was on a revenue share basis and increased our use of a U.S. based third-party call center that is invoiced on a usage basis.  The revenue share arrangement allowed us to defer the cost of the offshore call center for GAAP accounting.  Cost of sales includes compensation related expenses of our internal sales and technical support staff, as well as the cost of outsourced call centers. Compensation-related expenses for our internal sales and technical support staff totaled $2.8 million for the three months ended September 30, 2010 as compared to $0 for the three months ended September 30, 2009. Expenses related to outsourced call centers totaled $2.8 million for the three months ended September 30, 2010 as compared $0.9 for the three months ended September 30, 2009. Compensation-related expenses for our internal technical support staff totaled $5.5 million for the nine months ended September 30, 2010 as compared to $0 for the nine months ended September 30, 2009. Expenses related to outsourced call centers totaled $6.8 million for the nine months ended September 30, 2010 as compared $2.0 for the nine months ended September 30, 2009.

Operating Expenses

Media and marketing services
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%
Media and marketing services	$12,455,307	$4,717,729	$7,737,578	164%	$34,662,346	$13,363,588	$21,298,758	159%

Media and marketing services expense is comprised primarily of non-cash expense related to the Media Services Warrant and other warrants issued to GRM.  Media and marketing services costs also include media and channel fees, including online and offline advertising and related functional resources. This increase was primarily attributable to the non-cash expense related to the Media Services Warrant and other warrants issued to GRM.  Direct advertising costs were $5.8 million and $3.2 million for the three months ended September 30, 2010 and 2009, respectively. Direct advertising costs were $15.4 million and $10.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Product Development
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%
Product Development	$742,207	$464,761	$277,446	60%	$2,457,726	$1,129,995	$1,327,731	117%

Product development expenses are primarily comprised of research and development costs associated with the ongoing support and improvement of current products. This increase is primarily attributable to increased salaries and compensation paid to contractors. Certain costs related to computer software developed or obtained for internal use have been capitalized. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software solely to meet the Company’s internal needs. During the third quarter and for the nine months of 2010, the Company capitalized $0.7 million of costs.

General and Administrative
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%
G & A	$4,252,866	$2,128,523	$2,124,343	100%	$11,402,399	$6,477,178	$4,925,221	76%

General and administrative expenses are primarily comprised of salaries and wages, third party credit card processing fees, legal and professional fees, rent and other normal operating expenses.

The increase in G & A was primarily attributable to an increase in salaries and wages and related compensation expenses, including benefits and payroll taxes, due to the increase in staffing across all departments required as a result of the increase in sales and scaling of infrastructure. The largest increase was seen in our call center operations. There was also an overall increase in expenses in all G & A categories due to the increased staffing and sales activities in the current period. Additionally, there was an increase in professional fees related to listing the Company’s common stock on the NASDAQ Global Market and an increase in third party credit card processing fees as a direct result of increased sales.

Loss From Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%
Loss from operations	$10,590,041	$3,910,959	$6,679,082	171%	$29,716,212	$12,145,557	$17,570,655	145%

The increase in operating loss was primarily attributable to the non-cash expense related to the Media Services Warrant and other warrants issued to GRM. The Company recorded non-cash expense of $6.4 million to media and marketing services for the three months ended September 30, 2010 as compared to $1.2 million for the nine months ended September 30, 2009. The Company recorded non-cash expense of $18.3 million to media and marketing services for the nine months ended September 30, 2010 as compared to $2.7 million for the nine months ended September 30, 2009.

Other Income/(Expense)

Interest expense, net
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%
Interest expense	$291,279	$445,458	$(154,179)	(35)%	$1,501,196	$2,164,189	$(662,993)	(31)%

The decreased interest expense was primarily attributable to the decrease in interest and amortization expense from the 10% Convertible Promissory Notes and the 10% Secured Debentures that were converted during 2009.

Net Loss

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2010	2009	$	%	2010	2009	$	%
Net loss	$10,881,320	$4,356,417	$6,524,903	150%	$31,217,408	$14,200,688	$17,016,720	120%

The increase in net loss was primarily attributable to the non-cash expense related to the Media Services Warrant and other warrants issued to GRM. The Company recorded non-cash expense of $6.4 million to media and marketing services for the three months ended September 30, 2010 as compared to $1.2 million for the three months ended September 30, 2009. The Company recorded non-cash expense of $18.3 million to media and marketing services for the nine months ended September 30, 2010 as compared to $2.7 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As detailed in the section above titled “Trends, Events and Uncertainties,” our revenues have been increasing on a quarterly basis for the last eight quarters.

To help with our cash flow, we occasionally sell our debt or equity securities.  At September 30, 2010 we had outstanding $5.4 million in principal amount of a 9% convertible promissory note issued to GRM.

At September 30, 2010, we had cash totaling $2.8 million.  In the nine months ended September 30, 2010, we used $0.6 million in cash.

Cash provided/(used) during the nine months ended September 30, 2010 and 2009 included:

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2010 was primarily the result of our net loss of $31.2 million.  Net loss was adjusted for non-cash items such as amortization of debt discount of $0.9 million, compensation expense for vested stock options of $0.7 million, amortization of deferred financing costs of $0.2 million, warrants issued for media and marketing services of $18.3 million and shares and warrants issued for services, interest and penalties of $0.6 million. Other changes in working capital accounts include an increase in restricted cash of $1.0 million, an increase in accounts receivable of $1.5 million, a decrease in deferred charges of $1.7 million, an increase in accounts payable and accrued expenses of $3.6 million and an increase of $3.4 million in deferred revenue resulting from higher new customer and renewal sales.

Net cash used in operating activities during the nine months ended September 30, 2009 was primarily the result of our net loss of $14.2 million. Net loss was adjusted for non-cash items such as amortization of debt discount and deferred financing costs, depreciation and amortization, shares issued for penalties, interest and services, compensation expense from the issuance of stock options, warrants issued in connection with a warrant tender offer and the change in the value of derivative liabilities. Other changes in working capital accounts include an increase in restricted cash, decreases in accounts receivables and prepaid expenses, and increases in accounts payable, deferred charges and deferred revenue as a result of an increase in the sales of our new products.

Our primary source of operating cash flow is the collection of sales receipts from our customers and the timing of payments to our vendors and service providers.  During the nine months ended September 30, 2010, we began offering payment plans to our customers for the purchase of multi-year technical support service plans. We expect this change to increase gross sales but to also impact operating cash flow because sales receipts will be spread over two months instead of being received at the time of sale.

The increase in cash related to accounts payable and accrued expenses was $3.6 million.  Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable.  We typically pay our vendors and service providers in accordance with invoice terms and conditions.  The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.  We did not make any significant changes to the timing of payments to our vendors during the nine months ended September 30, 2010. Subsequent to September 30, 2010, as described in Note 9 of the accompanying notes to the condensed financial statements we amended the Media Services Agreement that allows for the modification of the payment terms to GRM under the Media Services Agreement.

Our working capital deficit at September 30, 2010, defined as current assets minus current liabilities, was $10.2 million as compared to a working capital deficit of $6.2 million at December 31, 2009.  The decrease in working capital of approximately $4.0 million from December 31, 2009 to September 30, 2010 was primarily attributable to an increase in restricted cash of $1.0 million and, an increase in accounts receivable of $1.5 million offset by a decrease in cash of $0.6 million, a decrease in current portion of deferred charges of $1.5 million, an increase in accounts payable and accrued expenses of $3.6 million and an increase in current portion of deferred revenue of $1.1 million, resulting from increased sales.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2010 was $1.3 million, which was used for property and equipment purchases and capitalization of internal use software.  We expect to continue to purchase property and equipment in the normal course of our business and develop software for both internal and external use.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes in computer hardware and software used in our business.  Net cash used in investing activities during the nine months ended September 30, 2009 was $7,000.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2010 was $5.1 million, which was primarily the result of the net proceeds of $4.9 million from the issuance of a convertible note and the exercise of common stock warrants and stock options totaling $0.2 million.  Cash provided by financing activities during the nine months ended September 30, 2009 was primarily from the proceeds that we received from the sale of our common stock of approximately $3.2 million, proceeds from the exercise of warrants to purchase our common stock, net of offering costs, of approximately $2.0 million and proceeds of approximately $0.6 million from the issuance of convertible notes payable, net of offering costs.

Subsequent to September 30, 2010, we received a $5 million short-term credit facility from GRM that is due on March 31, 2011 as described in Note 9 of the accompanying notes to the condensed financial statements. We currently anticipate that our available capital resources, including our operating cash flows, will be sufficient to meet our expected working capital and capital expenditure requirements through the period March 31, 2011. However, such resources will not be sufficient to fund the repayment of the obligation to GRM due on March 31, 2011.  As such, we intend to raise additional funds through public or private debt or equity financings if such financings become available on favorable terms to fund the obligation coming due to GRM on March 31, 2011. However, we can provide no assurance that we will be able to complete any new financing or offerings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, one investor exercised a warrant to purchase 2,400 shares of common stock exercisable at $1.00 per share. We relied on section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as the securities were issued to an accredited investor without any form of general solicitation or general advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

 None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Third Amendment dated August 9, 2010 to Lease between the registrant and 617 7th Street Associates, LLC (2)
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) *
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*
_____________________________________
(1) Incorporated by reference from the Registration Statement on Form S-3, File No. 333-167910, filed with the Securities and Exchange Commission on June 30, 2010.
(2) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2010.
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