Form 10-K
period 2010-12-31
CYBERDEFENDER CORP
filed 2011-04-01
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            December 31, 2010

☒	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________
Commission file number           000-53475

CYBERDEFENDER CORPORATION
(Name of registrant in its charter)

Delaware	65-1205833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

617 West 7th Street, Suite 1000, Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (213) 689-8631

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange
Common Stock, $0.001 par value	Nasdaq Global Market

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  On June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $73,929,584.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 25, 2011, the number of shares of the registrant’s classes of common stock outstanding was 28,002,767.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

	Part IV

Item 15	Exhibits, Financial Statement Schedules	34

	Signatures and Certifications	37

	Financial Statements	F-1

Forward-Looking Statements

This report contains forward-looking statements throughout and, in particular, in the discussion at Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The forward-looking statements are statements regarding financial and operating performance and results and other statements that are not historical facts.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar words and expressions are intended to identify forward-looking statements.  Certain important risks, including those discussed in the risk factors set forth in Item 1A of this report, could cause results to differ materially from those anticipated by the forward-looking statements.  Some, but not all, of these risks include, among other things:

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

We do not intend to update forward-looking statements.  You should refer to and carefully review the information in reports and other documents we will file in the future with the Securities and Exchange Commission.

i

PART I

Item 1.  Business

Overview

CyberDefender Corporation provides remote technical support services as well as Internet security software and utilities. Designed for complimentary use, CyberDefender’s LiveTech services and security software provide a complete online security solution for its customers.  The company’s LiveTech offering is a remote, live technical support service that provides customers with 24/7 access to a technician from CyberDefender’s extensive US and international call centers via subscription services. The company also develops and markets antimalware software, identity protection services, online backup services and pc optimization software. CyberDefender markets its products directly to consumers through multiple channels including television, radio, the Internet and print.

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

We were incorporated as Network Dynamics in California on August 29, 2003, and changed our name to CyberDefender Corporation (“the Company”, “we”, “us” or “our” in this report) on October 21, 2005.  During May 2010, the Company entered into an Agreement and Plan of Merger with a wholly owned Delaware subsidiary, pursuant to which the Company merged with and into the Delaware subsidiary, with the Delaware subsidiary being the surviving corporation, on the basis of one share of common stock of the Delaware subsidiary to be exchanged for each outstanding share of common stock of the Company, all as more particularly set forth in the Agreement and Plan of Merger. The sole purpose of the merger was to change the Company’s state of incorporation from California to Delaware.

Business Developments and Highlights

During 2010 we took the following actions, among others, to enhance our business:

•
Expanded and extended our strategic relationship with GR Match, LLC (“GRM”), a subsidiary of Guthy-Renker LLC, one of the world's largest direct response marketing companies. We signed a license agreement with GRM allowing them to sell and distribute our products internationally as well as via retail locations and television shopping channels domestically. We also extended the term of the Media Marketing and Services Agreement until December 31, 2013.

•	Strengthened comprehensive call center platform to support and drive LiveTech growth:

o	Opened our 210 seat Los Angeles-based call center.

o	Improved our call center infrastructure by adding a cloud-based CRM system and upgrading our IVR system.

•	Implemented phase one of our new eCommerce platform.

•	Listed our common stock on the NASDAQ Global Market exchange.

•	Appointed four independent directors to our Board of Directors, and formed independent Audit, Compensation and Corporate Governance and Nominating committees.

•	Hired additional management personnel in call center operations, eCommerce and product development.

Business Model

Our business is focused on two areas:

1.	LiveTech: Remote PC diagnostic and repair services

2.	Security and optimization software.

Firewall and antivirus software currently account for a majority of the Security Software and Services (“SSS”) market. However, the increasing need to counter “zero-day” attacks, that is, viruses or other exploits that take advantage of a newly discovered vulnerability in a program or operating system before the software developer becomes aware of the vulnerability or fixes it, along with the increasing popularity of “defense-in-depth” strategies, wherein coordinated uses of multiple security countermeasures are used to protect the integrity of information assets, will bring unified threat management solutions to the forefront.

Five specific product areas comprise SSS:

Remote PC Repair: These services are designed to repair PCs via remote access from a live technician. These services incorporate manual malware removal, system restore and PC optimization via CyberDefender’s LiveTech services.

AntiVirus/AntiSpyware: This software identifies and/or eliminates harmful software by scanning hard drives, email attachments, disks, Web pages and other types of electronic traffic for any known or potential viruses, malicious code, trojans or spyware.

Identity Protection Services:  These are services oriented around credit monitoring and identity protection insurance or guarantees.

Online Backup:  These are services which protect data from corruption, theft and loss.  Online backup allows for quick recovery and remediation.

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

CyberDefender Competitive Advantages

Limitations of other software vendor offerings – Traditional SSS software vendors have attempted to solve Internet security problems with a variety of software applications.  Many vendors rely heavily on the end user to properly install and configure their own security software.  In addition, many vendors fail to advocate optimal security software installation because they do not offer customers access to live support.  CyberDefender’s LiveTech service eliminates the reliance on the end-user to properly utilize software security. CyberDefender believes this provides the company with a significant competitive advantage through this dedicated service offering, as well as an additional recurring revenue stream opportunity that compliments its security software.

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

Costly Updating – Most antispyware and antivirus software providers use a client-server network infrastructure to distribute new spyware and virus definitions.  Such solutions are expensive to maintain as they rely on intensive data centers and networks to deliver updates, thereby using a significant amount of bandwidth, which is expensive to obtain.  Also, vendors cannot afford to send threat updates continuously and therefore are slow to distribute them.  In fact, many software vendors provide updates on a scheduled basis, rather than as the updates are needed.  This may leave the PC vulnerable since threats propagate without a schedule, and therefore a PC which was updated on Monday may be effectively infected on Tuesday. “Freeware” or free antivirus and antispyware software downloads offer minimal updates, leaving the user with a false sense of security.

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

We believe that we have addressed these shortcomings by developing the CyberDefender Argus Network (formerly known as the earlyNETWORK), our proprietary collaborative Internet security network, to detect, analyze and quarantine new security threats. We believe the CyberDefender Argus Network provides a unique approach to updating personal computer security.  We have developed the CyberDefender Argus Network based on certain technology principles commonly found in a peer-to-peer network infrastructure.  A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network.  Therefore, as system demands increase, so does the system’s capacity.  The peer-to-peer network infrastructure allows us to provide a fluid, distributed system for alerts and updates, and to incorporate a universal threat definition system.

However, the CyberDefender Argus Network is not a conventional peer-to-peer network because the CyberDefender Alert Server is a required checkpoint for all client activities, thus assuring the integrity of the network.  The CyberDefender Argus Network is a controlled publishing network that leverages the power of distributed bandwidth to automatically defend against a wide spectrum of software attacks and provide users with proprietary automated processes that rapidly identify and quarantine both known and emerging threats.  Each client has a controlled role in relaying the threat updates to as many as 20 clients, thus allowing continuous release of threat updates. As additional users are added our collaborative security network works better.  With more clients, threats are picked up faster and updates occur faster as well, because users of our software find peers more easily than they could an update server. Our CyberDefender Argus Network is designed to reduce the lag time between the identification of a new security threat by our Early Alert Center and notification to the personal computers that are part of the CyberDefender Argus Network. Users of our software who cannot connect with other users will always be able to fall back on the Alert Server which is the central source for threat analysis and notification.

Our CyberDefender Argus Network works as follows. Customers become a part of the CyberDefender Argus Network by downloading and installing one of our Internet security products (i.e. CyberDefender Early Detection Center V3.0 or, when it was offered, CyberDefender FREE V2.0), discussed below. Unusual behavior is detected by a personal computer that is part of our CyberDefender Argus Network.  The potential threat may be anything from spam to a virus.  The program puts the potential threat on standby, and reports it to our Alert Server.  The Alert Server compares the threat to existing threat definitions.  If the Alert Server does not recognize the threat, the threat is sent to AppHunter for analysis.

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

As there is a wide set of possible attacks that do not qualify as viruses, AppHunter is supplemented by a team of human technicians who classify threats that rank below 5 in severity.  Threat definitions are added as quickly as possible to our definition database, which is then updated to our users via our CyberDefender Argus Network.  We continually make changes to our technology to make sure that we address as many security concerns as possible.

Using our peer-to-peer technology, Alert Server notifies users of our software of the threat who, in turn, notify up to 20 other users (or “peers”) in an ever-widening circle.  This distributed notification process frees up the Alert Server to deal with incoming alerts from clients that have encountered unexpected behavior, and makes the network truly responsive and “in tune” with its users.

This approach is different and, we believe, significantly faster and cheaper than traditional Internet security companies that provide manual, broadcast-updated threat management systems. The nature of traditional Internet security companies, which assume a single point of threat capture, a cumbersome threat analysis system and an intermittent scheduled update system, creates a “coverage gap” which can delay alerts on important new infectious attacks for 12 hours or more.  However, our proprietary technology quickly distributes threat updates to all computers that are part of the CyberDefender Argus Network.  For example, our system for generating threat reports, the Early Alert Center, first reported the Sasser.E virus at 11:52 p.m. on May 7, 2004.  This was one to two days before other security software vendors announced their discoveries of the same virus.  We believe that our update process occurs substantially faster than that of any competitive system and that we are the first to provide threat updates in this manner.

Additionally, because the cost of updating our software via the CyberDefender Argus Network is minimal, Alert Server can send out updates as fast as threats are confirmed, which we believe results in superior security coverage.  In general, from the time the first client has picked up the new threat to the updating of the network, about an hour passes. The network responds quickly to new threats because it enlists all the machines in the CyberDefender Argus Network to act as listening posts for new threats.  As the network grows, updates will grow closer and closer to real time.  Our solution works well with existing security software and can operate as an additional layer of security on a personal computer.

Remote PC Repair Services

Our support services are designed to help customers with a wide range of technical support issues that may be affecting their desktop or laptop PCs. These services are supported around-the-clock by our in-house and outsourced technical support teams.

The following is a description of our remote PC repair services:

LiveTech

LiveTech provides unlimited live premium tech-on-call service 7 days per week.  This service includes remote PC repair of any technology problem and is sold in annual or multi-year subscriptions.  Services are offered primarily through our US based agents.

LiveTech One Time Resolution

This product provides a one-time fix via our LiveTech service for any technology problem.

CyberDefenderULTIMATE (No longer sold but still serviced)

CyberDefenderULTIMATE provides unlimited live premium tech-on-call service 24 hours per day and 7 days per week and includes our Antivirus/Antispyware software. The service was sold in annual or multi-year subscriptions. This service gives our customers access to our offshore agents.

Proprietary Technology Overview

The following is a description of our proprietary technologies:

1. Threat Protection Network V1.0 / V2.0 (“TPN”)

Sophisticated threat analysis platform which utilizes CyberDefender’s proprietary threat analysis engine and updating technology.

Patent issued November 16, 2010, U.S. Patent No. 7,836,506 B2
2. Secure Peer to Peer Network V1.2/V2.0

Dynamic secure peer-to-peer network which utilizes cloud computing and various proprietary security protocols in order to update PCs against new threats.

Patent issued November 16, 2010, U.S. Patent No. 7,836,506 B2

3.  CyberHunter V1.0

A proprietary web crawling technology which identifies and collects malware information found on the web and reports it to the TPN.

4. CyberDefender Early Detection Center V3.0

Windows PC Internet security suite designed to protect consumers and small businesses against viruses, spyware and phishing attacks.

5. Web Access Protection – CyberDefender MyIdentityDefender V1.0/V1.5

Proprietary anti-phishing and web access protection technology designed for the Windows Internet Explorer browser.

Products

Our core software product is a suite of Internet security products called CyberDefender Early Detection Center V3.0 (“EDC”). In addition to EDC, we also market the following products described below. We distribute our software via the Internet and on computer disk.

The following is a detailed description of our products:

CyberDefender Early Detection Center V3.0 (EDC)

Early Detection Center V3.0 is a Windows PC Internet security suite designed to protect consumers against spyware, viruses, phishing attacks and spam.  CyberDefender Early Detection Center utilizes the CyberDefender Argus Network and includes unlimited threat definition updates during the subscription term.

CyberDefender FREE V2.0 (No longer distributed)

FREE V2.0 has the same technology features as the CyberDefender Early Detection Center V2.0.  This version was offered free to consumers and is supported by impeded banner advertising.  Users can upgrade to the non ad supported version (CyberDefender Early Detection Center V2.0).  Users no longer receive unlimited updates, however CyberDefender still supports this version of the software for the advertising revenue it generates.

CyberDefender Registry Cleaner V1.0

Registry Cleaner V1.0 is Windows PC optimization software designed to improve performance and increase PC speed.  CyberDefender Registry Cleaner V1.0 fixes common Windows registry errors.  Users will receive unlimited updates during the subscription term.

CyberDefender FamilyPak

The FamilyPak offers the same technology as CyberDefender Early Detection Center V3.0.  FamilyPak is designed for families with multiple PCs or small businesses running multiple PCs.

MyIdentityDefender V1.0 (No longer distributed)

A free Windows Internet Explorer browser plug-in designed to protect users against phishing attacks and dangerous websites, this product was offered for free and generates revenue through an imbedded search engine powered by InfoSpace.

CyberDefender Identity Protection Service

This is an identity protection service offering users basic ID protection features and a $25,000 identity theft insurance policy.  This is a monthly subscription product.

CyberDefender Identity Protection Service with Credit Monitoring

This version of the CyberDefender Identity Protection Service includes credit monitoring.  This is a monthly subscription product.

AntiSpyware For Dummies®

AntiSpyware For Dummies® is a Windows PC Internet security suite designed to protect consumers against spyware, viruses, phishing attacks and spam.  This product utilizes the CyberDefender Argus Network and includes unlimited threat definition updates during the subscription term.

CyberDefender Online Backup

This is a comprehensive online backup solution which allows for secure cloud storage of common PC files.  Cloud storage ranges from 10 Gigabytes to over 1 Terabytes.  Web access to stored files is also available.

Growth Strategy

Our strategy is to continue to grow our business by increasing our customer base, continually offering new products and services, continuing to scale our current marketing channels, adding new marketing channels, forming new strategic alliances and expanding internationally.

In 2010, we increased our marketing efforts under the brands DoubleMySpeed, MyCleanPC, and MaxMySpeed via direct-response commercials on television and radio through our strategic partnership with GRM. We intend to continue to scale these efforts going forward to increase our customer base. The Company signed a license agreement with GRM to increase its efforts via retail outlets and television shopping networks and to expand internationally.

As a majority of our products and services are offered on a subscription basis, it is also important for the growth of our business that customers renew their subscriptions year after year. As such, the Company continually works to improve its retention marketing. Historically, we have seen positive renewal numbers and we continue to work on improving the overall renewal rates through several initiatives, most notably partnering with Vindicia, a leading provider of on-demand billing solutions for online merchants.

The Company intends on launching new products in 2011, aimed at increasing sales and improving customer retention and renewals.  These products will be sold on a stand-alone basis and also combined with existing products and services.

Our continued investment in our call center infrastructure will allow us to provide the services that should result in increases in revenues and average revenues per user and increased endpoint security to our customers.

Customers

Our primary customers are consumers and small businesses using personal computers that run the Windows operating systems, therefore we are not dependent on any single customer or on a few major customers.  While our products are available for downloading from our website, which makes them available to anyone in the world, we do not have a significant customer base outside of the United States.  The number of our customers fluctuates due to the fact that, while we gain new customers on a daily basis, existing customers may cancel or not renew their subscriptions.

Marketing

We sell our products directly to computer users through online marketing, direct-response marketing (television, radio and print advertisements) and retailers.  Our marketing campaigns are designed to drive new customers to our e-commerce web sites where they purchase our products and services.  Additionally, our sales staff and outsourced sales team are trained on our cross-selling and up-selling initiatives.

Competition

Internet security markets are competitive and subject to continuous technological innovation.  Our competitiveness depends on our ability to offer products that meet customers’ needs on a timely basis.  The principal competitive factors of our products are time to market, quality, price, reputation, terms of sales, customer support and breadth of product line.

Some of our competitors include Webroot Software, Sunbelt Software, Kaspersky Labs, McAfee, Symantec, TrendMicro, support.com and Computer Associates.  In addition, we may face potential competition from operating system providers and network equipment and computer hardware manufacturers.  These competitors may provide various security solutions in their current and future products and may limit our ability to penetrate these markets.  These competitors have significant advantages due to their ability to influence and control computing platforms and security layers in which our products operate.  At this time, we do not represent a competitive presence in the SSS industry.

Intellectual Property

Our software is proprietary and we make every attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws and restrictions on disclosure.

On September 22, 2005, we filed an application with the U.S. Patent and Trademark Office (“PTO”) bearing the application title “Threat Protection Network” and serial number U.S. 11/234,531.  On September 22, 2005, we also filed two international patent applications with the U.S. Receiving Office under the Patent Cooperation Treaty (“PCT”). The application titles and serial numbers are "Threat Protection Network", Application No. US2005/034205 and "System for Distributing Information Using a Secure Peer to Peer Network", Application No. US2005/034069. PCT Application No. US2005/034069 was intentionally abandoned. On April 23, 2007, we filed a national stage application for PCT Application No. US2005/034205 in the European Patent Office (“EPO”). The EPO Application No. is 05821356.2.

On June 29, 2009, we filed a provisional application with the PTO bearing the application title "System and Method for Operating an Anti-Malware Network on a Cloud Computing Platform”, serial number U.S. 61/221,477.  That application was allowed to expire given that other applications claim priority.

On June 29, 2010, we filed an application with the PTO bearing the application title “System and Method for Operating an Anti-Malware Network on a Cloud Computing Platform”, serial number U.S. 12/826,583.  On June 29, 2010, we also filed an application with the U.S. Receiving Office under the PCT bearing the application title “System and Method for Operating an Anti-Malware Network on a Cloud Computing Platform”, bearing serial number PCT/US2010/040492.

On August 9, 2010, we filed an application with the PTO bearing the application title “System and Method for Visually Exposing the Malicious or non-Malicious Character of Software Application”, serial number U.S. 61/372,016.

On September 24, 2010, in connection with application serial number U.S. 11/234,531 (described above), we filed a continuation application with the PTO.

On November 16, 2010, the PTO issued to us Patent Number U.S. 7,836,506 B2, entitled “Threat Protection Network.”  The patent was issued in response to our application serial number U.S. 11/234/531 (described above).

Our name, CyberDefender, is a registered trademark.

We also license intellectual property from third parties for use in our products and, in the future, we may license our technology to third parties.  We face a number of risks relating to the protection of our intellectual property, including unauthorized use and copying of our software solutions, which are described below in the section entitled “Risk Factors”.  Litigation may be necessary to enforce our intellectual property rights and to protect our patent, trademarks and trade secrets.

Employees

At December 31, 2010 we employed 379 full time employees and approximately 307 independent contractors.  Our employees work in the following functions: corporate, finance and accounting, product development, engineering, information technology, marketing, customer service, support services, and sales.

Government Regulation and Probability of Affecting Business

The development of our products generally is not subject to government regulation.  However, laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent.  These laws and regulations could affect the costs of communicating and transacting business on the Internet and adversely affect the demand for our products or otherwise harm our business and financial condition.  The United States Congress has enacted legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email and spyware.  Other laws and regulations, including laws and regulations that could impose taxes upon electronic commerce transactions, could be enacted in the future.  This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium.

In addition, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws and regulations, including laws and regulations relating to identity theft and privacy matters, which may impose additional burdens on companies engaged in electronic commerce.

At this time, none of the current laws and regulations governing electronic commerce has imposed significant burdens on our business; however, in the future our business and financial condition could be materially and adversely affected by the enactment of laws or regulations relating to electronic commerce, including Internet-based advertising.

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

Risks Related to Our Business

We have been in business only since August 2003.  Our limited operating history makes evaluation of our business and financial prospects difficult.

We were incorporated in the State of California as Network Dynamics in August 2003, and we have limited historical financial data and a limited operating history.  As a result, it is difficult to evaluate our performance and to forecast our future operating results.  Our prospects should be considered in view of the risks and uncertainties that we face as an early stage company, including whether we will be able to:

•	increase revenues from sales of our products and support services;

•	successfully protect our ARGUS Network from security attacks;

•	successfully protect our customers’ personal computers and networks from Internet threats;

•	respond effectively to competitive pressures;

•	protect our intellectual property rights;

•	continue to develop and upgrade our technology; and

•	renew our customers’ subscriptions for current and future products and services.

We incurred net losses for our last five fiscal years.  We are not certain that our operations will ever be profitable.

We incurred a net loss of $5,507,600 for the fiscal year ended December 31, 2006, a net loss of $5,866,123 for the fiscal year ended December 31, 2007, a net loss of $11,251,772 for the fiscal year ended December 31, 2008, a net loss of $19,841,756 for the fiscal year ended December 31, 2009, and a net loss of $39,609,020 for the fiscal year ended December 31, 2010.  We can provide no assurance as to when, or if, we will be profitable in the future.  Even if we achieve profitability, we may not be able to sustain it.

We may need additional capital in the future to meet our obligations and financing may not be available.

We currently anticipate that our available capital resources, including our operating cash flows, will be sufficient to meet our expected working capital and capital expenditure requirements through December 31, 2011. However, our capital resources may not be sufficient to fund the repayment of the obligations to GRM in the amount of $11.2 million due on March 31, 2012. We may need to obtain additional financing prior to March 31, 2012 to satisfy the obligation.  There can be no assurance that we will be able to secure additional financing on terms favorable to us, or at all.  In the event we are unable to obtain additional financing, we will attempt to renegotiate the terms of the GRM obligation; however, there can be no assurance that this would occur.  If we are unable to obtain additional funding or renegotiate the GRM obligation, we may be required to curtail our operations significantly, which would have a material adverse impact on our business and financial condition.  In addition, in the event of the Company’s default under the GRM obligation, GRM has the right to require us to retain a consultant or hire an executive who would, during the duration of the event of default, be senior to the Company’s Chief Executive Officer and Chief Financial Officer and who would oversee the management and operations of the Company, subject to the direction of the Company’s Board of Directors.  A default in the repayment of the GRM obligation could, therefore, have a material adverse impact on our business and financial condition.

Our operating results may fluctuate significantly from quarter to quarter and make it difficult to forecast our operating results accurately.

We expect that our revenue, gross margins and operating results, which we disclose from time to time on a Generally Accepted Accounting Principles (“GAAP”) and non-GAAP basis, may fluctuate materially from quarter to quarter and from year to year.  As a result, our operating results for prior periods may not be indicative of our future performance.   In addition, the fluctuations make it difficult for us to forecast operating results. We try to adjust expenses based in part on our expectations regarding future revenue, but in the short term expenses are relatively fixed. This makes it difficult for us to adjust our expenses in time to compensate for any unexpected revenue shortfall in a given period that might result from a decrease in demand for our products and services.

Our financial results also have been in the past, and may continue to be in the future, materially affected by non-cash and other accounting charges, including: deferral of revenue and expenses, amortization of intangible assets; stock-based compensation expense; and valuation of warrants.

Fluctuations in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.

Fluctuations in demand for our products and services are driven by many factors, and a decrease in demand for our products and services could adversely affect our business and financial condition.

Fluctuations in demand for our products and services are due to many factors, including; general economic conditions; competition; product obsolescence or unpopularity with customers and potential customers’ unfavorable perceptions of our business reputation; technological changes; shifts in buying patterns; financial difficulties and budget constraints of our current and potential customers; levels of broadband usage; and awareness of security threats to information technology systems.  Although some of these factors may, during some periods, increase demand for our products and services, fluctuations in demand also can adversely affect our sales of products and services.  If demand for our products and services declines because of general economic conditions or other reasons our business and financial condition could be adversely affected.

Adverse conditions in the national and global economies and financial markets may adversely affect our business and financial condition.

National and global economies and financial markets recently experienced a prolonged downturn stemming from many factors, including adverse credit conditions impacted by the sub-prime mortgage crisis, slower or receding economic activity, concerns about inflation and deflation, fluctuating energy costs, high unemployment, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. The U.S. and many other countries also have experienced slowed or receding economic growth and disruptions in the financial markets. The length of time required to recover from these economic and financial market conditions is unknown. During challenging economic times, periods of high unemployment and in tight credit markets, many customers may delay or reduce technology purchases. This could result: in reductions in sales of our products and services; longer sales cycles; slower adoption of new technologies; lower renewal rates; and increased price competition.   In addition, difficulties in collections of accounts receivable could increase and, accordingly, our reserves for doubtful accounts and write-offs of accounts receivable could be increased.  These results may persist even if certain economic conditions improve. Any of these events likely would adversely affect our business and financial condition.

Regulations under the Securities Exchange Act of 1934, as amended, require public companies to maintain disclosure controls and procedures.  Our disclosure controls and procedures are not effective at the reasonable assurance level due to a material weakness. Additionally, we have been unable to maintain effective internal controls over our financial reporting in accordance with section 404 of the Sarbanes-Oxley Act of 2002 due to a material weakness.  This could have a material adverse effect on our business and financial condition.

Included in this Form 10-K are reports on our disclosure controls and procedures and on our internal control over financial reporting.  As a result of deficiencies in our disclosure controls and procedures and in our internal control over financial reporting, we concluded that neither was effective as of December 31, 2010. In order to remedy these deficiencies we appointed four independent directors to our six-member Board of Directors, formed an independent Audit Committee and will implement specific compliance training of our directors, officers and employees. We also improved our existing accounting policies and procedures by, among other things, recruiting and hiring additional employees to assist with accounting functions, formally documenting all accounting policies and procedures and paying for the costs of continuing education for our employees involved with accounting functions.  These improvements have resulted in increased salaries and increased legal and accounting expenses.

Our failure to achieve and maintain an effective internal control environment could result in the loss of investors’ confidence in our financial reporting, our financial statements being unreliable, and a material decline in our stock price.  Our failure to maintain effective internal control over our financial reporting and disclosure controls and procedures could result in investigations, enforcement actions, and monetary and other sanctions by regulatory authorities, which could adversely affect our business and financial condition.

Our websites and our products and services may be subject to disruptions and security breaches.  If a disruption or security breach occurred, our reputation could be damaged and our business and financial condition could be adversely affected.

Although we believe we have sufficient controls in place to prevent intentional disruptions, we could be the target of attacks specifically designed to impede the performance of our websites and our products and services and to harm our reputation.  Computer “hackers” may attempt to penetrate our network or our websites and misappropriate proprietary information or cause interruptions of our services. Because the techniques used by hackers change frequently and may not be recognized until they are used to attack a target, we may be unable to anticipate these techniques. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of an attack could adversely affect our competitive position, reputation, brand and future sales of our products and services.  In addition, our customers could assert claims against us related to resulting losses of their personal and confidential information. As a result, our business could be subject to significant disruption, we could suffer monetary and other losses and reputational harm which could adversely affect our business and financial condition.

In addition, we update and modify our accounting and other systems from time to time, and the updates and modifications may be disruptive to our business.  They also may cause us to incur higher costs than we anticipate.

We and our customers also face a number of potential business interruption risks that are beyond our control, including natural disasters, acts of terrorism, and other unexpected events.  Our corporate headquarters in Los Angeles, California is located very near to a major earthquake fault.  The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known, but likely would be severe.  Although we implemented business interruption and disaster recovery programs, an earthquake could seriously disrupt our business. We are largely uninsured for losses and business disruptions caused by an earthquake and other natural disasters.

During the past year our business has grown rapidly. If we do not manage this growth carefully, our business and financial condition could be adversely affected.

Since January 1, 2010, our business has continued to grow rapidly.  Our sales increased 142% for the year ended December 31, 2010 in contrast to the year ended December 31, 2009.  The number of full-time employees and consultants we employ grew from 69 full-time employees and 50 independent contractors as of December 31, 2009 to 379 full-time employees and 307 independent contractors as of December 31, 2010.  The growth of our business has placed a strain on our management and resources and has required, and may continue to require, the implementation of new operating systems and the expansion of our facilities.  Our failure to manage our growth and expansion could adversely affect our business and financial condition.  Failure to implement new systems effectively or within a reasonable period of time also could adversely affect our business and financial condition.

We have made substantial investments in personnel and facilities in anticipation that our growth will continue. If the projections about our growth are not accurate, our business and financial condition could be adversely affected.

We believe that the growth we have experienced during the past two years will continue for the immediate future.   As a result, we have made substantial investments in personnel, systems and facilities.  If our growth does not continue, our operating expenses may exceed our revenue.  Although we may be able to eliminate or reduce some expenses, some fixed costs such as rent could not be reduced easily, or at all. As a result, our business and financial condition could be adversely affected.

Our Media and Marketing Services Agreement with GRM could be terminated. The termination of this agreement could adversely affect our operating results.

Pursuant to the terms of the Media and Marketing Services Agreement we entered into with GRM, GRM may terminate the agreement for any reason by giving us 30 days written notice. In addition, if we breach the agreement or default in the performance of any obligation under the agreement, unless the breach or default is cured within 15 business days. GRM is entitled to terminate the agreement upon 5 days written notice to us in the event that the average media placement costs for any 3 consecutive months during the term are less than $250,000 per month.  We earn significant revenues from our agreement with GRM. If GRM decided to terminate the agreement, our operating results could be adversely affected.

We advertise and market our products and services through search engines like Google and Yahoo!, e-mail and display advertising, affiliate marketing and direct response television and radio commercials. If our advertising and marketing efforts are not effective, our sales could decline and our business and financial condition would be adversely affected.

We market our products and related services via direct response television and radio commercials and over the Internet, primarily through space purchased from Internet-based marketers and search engines.  During 2010, we spent approximately 82% of our advertising budget on direct response television and radio commercials and approximately 18% on Internet advertising.  It is possible that our advertising will not produce the results we expect or that our advertising costs will increase significantly.

It also is possible that the number of persons watching and listening to programs that carry our commercials could decline or that direct response advertising could fall into disfavor among consumers.  The occurrence of any of these events could have an adverse effect on our business and financial condition.

We face intense competition from other providers of Internet security software and services.  This competition could adversely affect our business and financial condition.

We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a decrease in demand for our products and services.  To compete successfully, we must devote substantial resources to our research and development efforts to develop new products and services and to improve our existing products and services.  If we are not able to devote the required resources to research and development, and there is no assurance that we will be able to do so, our competitive position could be adversely affected.

Our competitors include WebRoot Software, Kaspersky Labs, iYogi and Support.com.  Our larger competitors, including TrendMicro, McAfee, Symantec and Computer Associates, have far greater brand name recognition and far greater financial, technical, sales, marketing and other resources than we do and, consequently, have the ability to influence potential customers to purchase their products rather than ours.  Our existing and future and competitors could introduce superior products and services at lower prices than our products and services.  Some competitors also could gain market share by acquiring or forming strategic alliances with other competitors.  Because new electronic commerce distribution methods have removed many of the barriers historically faced by start-up and early stage companies in the software industry, we may face additional sources of competition in the future which could adversely affect our business and financial condition.

If we are unable to develop and maintain new and enhanced security and identity protection products and services to meet emerging industry standards, our business and financial condition could be adversely affected.

Our future success depends upon our ability to improve our current products and services and to develop new products and services that keep pace with the rapid technological developments, continually-evolving industry trends and standards, and ongoing changes in customer requirements in our markets.  Failure to keep pace with any changes that are important to our customers could cause us to lose customers and could have a negative impact on our business and financial condition.

Our ability to adapt to changes can be hampered by product development delays.  As we have in the past, we may experience delays in product development.  Complex products like ours may contain undetected errors or other problems, especially when first released, which could adversely impact market acceptance. We also may experience delays or unforeseen costs associated with integrating products we acquire or license with products we develop because we may not be sufficiently familiar with products that we did not develop. We may choose not to deliver a partially-developed product, thereby increasing our development costs without a corresponding benefit. These delays could adversely affect our business and financial condition.

Although we test our products prior to release, they may nevertheless contain errors, failures, bugs and other problems which could adversely affect our business and financial condition.

Because we offer very complex products, undetected errors, failures, bugs and other problems may occur, especially when new products are introduced or when new versions are released.  In the past, we have discovered errors, failures, and bugs in certain of our product offerings after their introduction.   In addition, our customers’ computing environments often are characterized by non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming.  Errors, failures, bugs or other problems in our products could result in negative publicity, damage to our brand, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others, and could adversely affect our business and financial condition.

Our products may falsely detect viruses or computer threats that do not actually exist. These “false alarms,” although not unusual in the security industry, likely would impair customers’ and potential customers’ perceived reliability of our products and therefore could negatively affect customers’ opinions of our products and services.
Our anti-spam and anti-spyware may falsely identify emails, programs or web sites as unwanted “spam,” “potentially unwanted programs” or “unsafe.” They also may fail to properly identify unwanted emails, programs or unsafe web sites, particularly because spam emails, spyware or malware are often designed to circumvent anti-spam or spyware products and incorrectly to identify legitimate web sites as unsafe.  Persons whose emails or programs are incorrectly blocked by our products, or whose web sites are incorrectly identified as unsafe, may file legal actions against us.  In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may discourage potential customers from using or continuing to use our products and could adversely affect our business and financial condition.

If we fail to upgrade or modify our information technology system effectively, we may not be able to report our financial results accurately or prevent fraud.

We may experience difficulties in transitioning to new or upgraded information technology systems and maintaining existing systems, including the loss of data and decreases in productivity as personnel become familiar with new, upgraded or modified systems. Our management information systems will require modification and refinement as we grow and as our business requirements change, which could prolong the difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business requirements, our business could be harmed and we may not be able to satisfy timely our Securities and Exchange Commission reporting requirements, which could adversely affect our business and financial condition.

Increased customer demands on our technical support services may adversely affect our relationships with our customers and adversely affect our business and financial condition.

A large portion of our revenue is derived from technical support services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the manner in which our support services are provided to compete with support services offered by our competitors.

We have outsourced a portion of our worldwide consumer support functions to third-party service providers, some of which are located outside the U.S.  If these service providers experience financial difficulties, service disruptions, or do not maintain sufficiently skilled workers and resources to satisfy our requirements and our customers’ expectations, the level of support services provided to our customers could decline materially, which could materially harm our relationships with customers.

Our ability to recruit and retain qualified officers and directors could be adversely affected if we experience difficulty in maintaining directors' and officers' liability insurance.

We may be unable to maintain insurance, on affordable terms, for potential claims against our officers and directors.  If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our business, which would adversely affect our business and financial condition.

Loss of any of our key management personnel, particularly our CEO, could negatively impact our business and financial condition.

Our future success depends upon our ability to recruit and retain our key management, technical, sales, marketing, finance, and other critical personnel.  Most of our officers and other key personnel are at-will employees, and there can be no assurance that we will be able to retain them.  Competition for persons with the specific skills that we require is significant, and we believe that we must offer competitive compensation, including cash and equity-based compensation.  The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees.  In addition, we may be unable to obtain required stockholder approvals for future increases in the number of shares available for issuance under our equity compensation plans.  Accounting rules require us to treat the issuance of employee stock options and other forms of equity-based compensation as compensation expense.  As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel.  If we are unable to hire and retain qualified employees, our business and financial condition could be adversely affected.

Our ability to execute our business strategy will depend on the skills, experience and performance of key members of our management team.  We depend heavily on the services of Gary Guseinov, our Chief Executive Officer, Igor Barash, our Chief Operating Officer, and Kevin Harris, our Chief Financial Officer. We believe that Mr. Guseinov would be particularly difficult to replace.

If we lose key executives and management personnel, we may be forced to expend significant time and expense in the pursuit of replacements.  In addition, there is no assurance that we would be able to find satisfactory replacements on terms that are not unduly expensive or burdensome to the Company, or at all. We do not maintain “key man” insurance policies on any of our key officers or employees.

To date, our business has been developed assuming that laws and regulations that apply to Internet communications and e-commerce will remain minimal.  Changes in government regulation and industry standards may adversely affect our business and operating results.

We have developed our business assuming that the regulation of Internet communications, e-commerce and advertising will remain minimal.  At this time, complying with applicable laws and regulations is not unduly burdensome.  However, it is possible that, in the future, laws and regulations may be enacted to address matters such as user privacy, spyware, pricing, intellectual property ownership and infringement, taxation, and quality of products and services.  Additional legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium.  Changes in current laws and regulations or the addition of new laws and regulations could affect the costs of communicating on the Internet and adversely affect the demand for our products or otherwise harm our business and financial condition.

A portion of our business is the development and distribution of software. If we do not protect our proprietary technology and prevent third parties from using it without authorization, our business could be harmed materially.

Most of our software and underlying technology is proprietary.  We attempt to protect our proprietary rights through the use of confidentiality agreements and procedures and through copyright, patent, trademark, and trade secret laws.  However, the steps we have taken to protect our proprietary technology may not deter its misuse, theft or misappropriation.  Competitors may independently develop technologies or products that are substantially equivalent or superior to our products or that improperly incorporate our proprietary technology into their products.  Competitors may hire our former employees who may misappropriate our proprietary technology. Our license agreements are not signed by our customers and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. In addition, any legal action to protect proprietary information that we may bring or be engaged in, alone or through our alliances with the Business Software Alliance (“BSA”), or the Software & Information Industry Association (“SIIA”), could be costly, may distract management from day-to-day operations, and may lead to additional claims against us, which could adversely affect our business and financial condition.  Changing legal interpretations of liability for unauthorized use of our software or more indifference by corporate, government or institutional users to refraining from intellectual property piracy or other infringements of intellectual property could also harm our business.

The security technology industry increasingly has been subject to patent and other intellectual property rights litigation, particularly from so-called “special purpose entities” that seek to profit by acquiring intellectual property rights and then asserting claims against others. We expect this trend to continue and, in the future, we may be required to defend against these kinds of claims. The litigation process is subject to inherent uncertainties, and we may not prevail in litigation regardless of the merits of our position. In addition to the expense and distraction associated with litigation, adverse determinations could cause us to lose our proprietary rights, prevent us from manufacturing or selling our products, require us to obtain licenses to patents or other intellectual property rights that our products are alleged to infringe (licenses may not be available on reasonable commercial terms or at all), and subject us to substantial liabilities.

If we acquire technology from third parties to include in our products, our exposure to infringement actions may increase because we must rely upon the third parties to verify the origin and ownership of the technology. Similarly, we face exposure to infringement actions if we hire software engineers who were previously employed by competitors and those employees inadvertently or deliberately incorporate proprietary technology of our competitors into our products despite efforts by our competitors and us to prevent such infringement.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

We believe that, as the number of products in the software industry increases and the functionality of these products further overlap, we may become increasingly subject to infringement claims, which could include patent, copyright and trademark infringement claims.  In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers.  Any such claim, with or without merit, could: be time consuming to defend; divert management’s attention from our business; require us to stop selling, delay providing, or redesign our products; and require us to pay damages or purchase licenses, which could adversely affect our business and financial condition.

Pending or future litigation could have a material adverse impact on our results of operation, financial condition and liquidity.

In addition to potential intellectual property litigation, in the future we may be subject to other litigation including purported class actions, purported stockholder derivative actions, and actions brought by current or former employees. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we will record a related liability. As additional information becomes available, we will assess the potential liability and revise estimates as appropriate. However, because of the inherent uncertainties relating to litigation, the amount of our estimates could be wrong.  The expense of defending future litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business and financial condition. In addition, an unfavorable outcome in future litigation could result in our liability to pay damages or subject us to other constraints that could adversely affect our business and financial condition.

Risks Related to Ownership of Our Securities

Our stock generally is thinly traded and it may not be possible to sell shares of our common stock in a timely manner.

Our common stock began trading on the NASDAQ Global Market on June 9, 2010, and generally is thinly traded.  We believe that the generally low trading volume is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence trading volume.  We believe that, even if we were to come to their attention, most analysts, brokers and institutional investors probably would not purchase or recommend the purchase of our stock until we become a larger company with a substantial operating history.  As a result, although our common stock is publicly traded, there may be periods of a number of days or more when trading activity in our shares is minimal or nonexistent and it may not be possible to sell shares of our common stock in a timely manner.

In addition, future sales of substantial amounts of our common stock, or the perception that substantial sales could occur, could put downward selling pressure on our stock price and therefore could adversely affect the stock price.  This downward pressure may make it impossible for an investor to sell stock in a timely manner or at a reasonable price, if at all.

Our stock price has been volatile in the past and is likely to be volatile in the future, and you could lose the value of your investment.

The market price of our common stock has experienced significant volatility in the past and is likely to continue to be volatile in the future. As a result, you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•	Announcements by us of operating results or revenue or earnings forecasts that fail to meet or be consistent with earlier forecasts or the expectations of our investors;

•	Announcements by our competitors that fail to meet or be consistent with their earlier forecasts or the expectations of their investors and securities analysts;

•	Rumors, public announcements, or media information regarding our competitors’ operations, management, organization, or financial condition; or

•	Announcements by us of changes in our forecasts of revenue or earnings.

Our executive officers and directors own or control approximately 26% of our issued and outstanding common stock, which may limit the ability of our non-management stockholders, whether acting alone or together, to influence our management.  In addition, this concentration of ownership could discourage or prevent a potential takeover that might otherwise result in our stockholders receiving a premium over the market price for our common stock.

Approximately 26% of the issued and outstanding shares of our common stock is owned and controlled by our executive officers and directors.  Mr. Guseinov, our Chief Executive Officer, owns 22% of our issued and outstanding common stock.  The concentrated control may adversely affect the price of our common stock, and the insiders may be able to control matters requiring approval by our stockholders, including the election of directors and approval of acquisitions, mergers and other business transactions.  Non-management stockholders may have little or no influence on management and the conduct of the Company’s business.  The concentrated control also may make it difficult for our stockholders to receive a premium for their shares of our common stock in the event of a merger or other change in control of the Company.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends.

We currently intend to retain any future earnings to finance our operations and develop our business and we do not anticipate paying cash dividends for the foreseeable future.  Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements to which we may be a party at the time.  In addition, our ability to pay dividends on our common stock may be limited by Delaware law.  Accordingly, investors must rely on sales of their common stock after price appreciation – which appreciation may never occur – as the only way to realize a return on their investments.  Investors seeking cash dividends should not purchase our common stock.

Limitations on our directors’ liability and our indemnification of our directors may discourage stockholders from filing legal actions against our directors.

Our certificate of incorporation provides, in substance, that our directors are not personally liable to the Company or our stockholders for monetary damages for breach of fiduciary duty as a director, except for: (i) any breach of the director’s duty of loyalty to the Company or its stockholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) improper payment of dividends or unlawful stock purchases or redemptions; and (iv) any transaction from which the director derives an improper personal benefit.  These provisions may discourage stockholders from filing legal actions against our directors for breaches of fiduciary duty and may reduce the likelihood of derivative actions being filed by stockholders on behalf of the Company against our directors.  In addition, our certificate of incorporation and our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law, and we have entered into indemnification agreements with our directors and senior officers.

Our charter documents and Delaware law may impede or discourage a takeover, which could lower our stock price.

Under our certificate of incorporation, our board of directors has the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and could discourage a change of control of the company or changes in management.

Delaware law and other provisions of our certificate of incorporation and bylaws also could delay or make a merger, tender offer or proxy contest involving us or changes in our board of directors and management more difficult.  For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2011 annual meeting must meet the qualifications and follow the procedures specified under both the Securities Exchange Act of 1934, as amended.

Item 2.  Properties

Our corporate office is located at 617 West 7th Street, Suite 1000, Los Angeles, California 90017.  We hold the premises under the terms of a second amendment to a lease that was signed on September 30, 2009.  We commenced occupancy of our current space on February 1, 2010. The monthly rent for the initial 14 month period is abated.  The base rent starting in month 15 is $36,111 with increases of 3% per year thereafter through 2020.  On August 17, 2010, we signed a third amendment to our lease whereby we added an additional 15,876 square feet to our leased premises.  We commenced occupancy of the additional space on January 1, 2011. The monthly rent for the initial six month period is abated.  The base rent starting in month 7 is $35,060 with increases of 3% per year thereafter through 2020. Aside from the monthly rent, we are required to pay our share of the “Common Operating Expenses”, which are all costs and expenses (including property taxes) incurred by the landlord with respect to the operation, maintenance, protection, repair and replacement of the building in which the premises are located and the parcel of land on which the building is located.  We occupy approximately 31,752 square feet of office space, or approximately 16.5% of the building.

Item 3.  Legal Proceedings

None.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

During the period from August 2, 2007, until June 9, 2010, our common stock was quoted on the OTC Bulletin Board under the symbol “CYDE”.  On June 9, 2010, our common stock began trading on the NASDAQ Global Market under the symbol “CYDE”.  As of March 25, 2010 we have 28,002,767 shares of common stock issued and outstanding and we have approximately 144 record holders of our common stock.  This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NASDAQ and the high and low bid information per share of our common stock as reported by the OTC Bulletin Board.  The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	PERIOD	HIGH	LOW

Fiscal Year Ended December 31, 2010	First Quarter	$4.87	$3.80
	Second Quarter	$4.90	$3.16
	Third Quarter	$4.18	$3.04
	Fourth Quarter	$4.45	$1.81

Fiscal Year Ended December 31, 2009	First Quarter	$1.23	$0.51
	Second Quarter	$3.49	$1.15
	Third Quarter	$3.20	$1.80
	Fourth Quarter	$4.79	$2.04

Dividends

We anticipate that any future earnings will be retained for the development of our business and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

For information relating to unregistered securities that were sold during the three months ended December 31, 2010, please see our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on December 13, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors has adopted, and our shareholders have approved, two equity incentive plans for directors, officers, consultants and employees.  The CyberDefender Corporation 2005 Equity Incentive Plan (sometimes referred to as the 2005 Stock Option Plan) was adopted by our directors and approved by our shareholders on December 31, 2004 and includes 931,734 shares of our authorized common stock.  As of December 31, 2010 there were eighteen awards for the purchase of 670,733 shares granted and outstanding, awards for the purchase of 198,125 shares have been exercised and awards for the purchase of 62,876 shares are available for grant under this plan.  The CyberDefender Corporation 2006 Equity Incentive Plan was adopted by our board of directors and approved by our shareholders on October 30, 2006 and includes 2,875,000 shares of our authorized common stock.  As of December 31, 2010 there were ninety-two awards for the purchase of 2,055,163 shares granted and outstanding, awards for the purchase of 326,691 shares have been exercised, awards of stock totalling 286,666 shares have been awarded and awards for the purchase of 206,480 shares are available for grant under this plan.

The following table illustrates information about the securities issued from these plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Shareholder Approved(1)	2,725,896	$2.06	269,356

Non-Shareholder Approved	N/A	N/A	N/A

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

Overview

We are a provider of remote PC repair services and Internet security software and utilities designed to address the large consumer and small business markets. We are located in Los Angeles, California.  Our mission is to provide support services to assist customers with their technology needs and bring to market advanced solutions to protect computer users against identity theft, Internet viruses, spyware and related security threats for a complete Internet security solution.

We have developed a collaborative Internet security network, which we refer to as CyberDefender Argus Network, which is based on certain technology principles commonly found in a peer-to-peer network infrastructure.  A peer-to-peer network does not have the notion of clients or servers, but only equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network.  This means that when a threat is detected from a computer that is part of the CyberDefender Argus Network™, the threat is relayed to our Early Alert Center.  The Early Alert Center tests, grades and ranks the threat, automatically generates definition and signature files based on the threat, and relays this information to the Alert Server, in some cases after a human verification step.  The Alert Server will relay the information it receives from the Early Alert Center to other machines in the CyberDefender Argus Network™, and each machine that receives the information will, in turn, relay it to other machines that are part of the CyberDefender Argus Network™.  This protocol allows us to rapidly distribute alerts and updates regarding potentially damaging viruses, e-mails and other threats to members of the CyberDefender Argus Network™, without regard for the cost of the bandwidth involved.  Because cost is not a factor, updates can be continuous, making our approach significantly faster than the client/server protocols used by traditional Internet security companies that provide manual broadcast-updated threat management systems.  Computer users join the CyberDefender Argus Network™ simply by downloading and installing our software.

In 2010, our revenue mix shifted considerably, and in addition to being a security software company, we are gaining traction as a leader in remote technical support services led by our LiveTech business. LiveTech accounted for roughly 67% of our gross sales in the fourth quarter and 60% of our gross sales for the full year. This continued strong performance supports our belief in the sizeable market that exists for remote PC repair and technical support services, and our ability to capture share in this nascent and emerging market. As consumer awareness and the need for such services continues to grow, we expect considerable growth from LiveTech in 2011 and beyond. With this in mind, we made a number of investments in our infrastructure in 2010 to establish the foundation needed to support our anticipated growth. The most significant investment we made to more effectively address this market was in our recently opened Los Angeles call center, which employs advanced SAAS CRM/IVR platforms designed to manage high sales volume and improve overall customer experience through more efficient call routing, improved interactive voice response and a variety of other key features. Although the new call center and enhanced technology platform only launched in December of 2010, we have already realized benefits from this implementation including increased sales conversions, which we expect will improve further as we continue to refine the systems and improve the level of training provided to our call center agents

In the past, we marketed solely online via e-mails, banners and search ads.  In 2009, we migrated to off-line marketing channels as we believe these channels are more effective in driving new business.  Specifically, we are selling our products through direct response television and radio marketing by partnering with GR Match, LLC, an affiliate of Guthy-Renker, LLC, a leader in the direct response industry.

The development of our newer products and services combined with the use of off-line marketing channels has resulted in a significant growth in sales, which increased 142% for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  Accompanying this growth was an expected increase in our related operating expenses as more fully described below in Results of Operations.  We engaged in five offerings of our debt and/or equity securities during the 2009 fiscal year to expand our business. During the 2010 fiscal year we obtained financing from GRM via a $5.3 million convertible note as well as a $5 million revolving credit facility, which was converted to a convertible note in February 2011.  The funds received were used to expand our business.

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

Revenue recognition.  The Company sells off-the-shelf software products and technical support services.

The Company recognizes revenue in accordance with GAAP from the sale of software licenses under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, “Software.”

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

Revenue is recognized immediately for the sale of our one-time technical support service as it is performed when purchased. The Company recognizes a portion of the sale of one of its annual services at the time of purchase when all of the elements necessary for revenue recognition have occurred (i.e,. the initial technical support call has occurred) and the remaining revenue is deferred over the annual term.  Revenue is deferred and recognized on a straight line basis over the term of the service agreements for the technical support services that are provided by third parties.

The Company also uses third parties to sell its software and therefore evaluates the criteria of FASB ASC Topic 605, “Revenue Recognition,” in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss. Accordingly, the Company's revenue is recorded on a gross basis.

The Company still supports, although it does not update, MyIdentityDefender Toolbar and CyberDefender FREE 2.0, which were free to subscribers. Revenues are earned from advertising networks which pay the Company to display advertisements inside the software or through the toolbar search. The Company recognizes revenue from the advertising networks monthly based on a rate determined either by the quantity of the ads displayed or the performance of the ads based on the amount of times the ads are clicked by the user. Advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. The Company’s obligations do not include guarantees of a minimum number of impressions.

The Company’s policy with respect to refunds is to offer refunds within the first 30 days after the date of purchase. The Company may voluntarily issue refunds to customers after 30 days of purchase, however the majority are issued within 30 days of the original sale and are charged against the associated sale or deferred revenues (as applicable).

Advertising Costs. The Company expenses advertising costs as they are incurred. As described in detail in Note 5 of our financial statements, the Company issued warrants for media and marketing services.  The non-cash value of those warrants is included in media and marketing services on the accompanying statements of operations.  For the years ended December 31, 2010 and 2009, the Company recorded non-cash expense of $18.6 million and $5.9 million, respectively.

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

Contractual Obligations

We are committed under the following contractual obligations:

	Payments Due By Period
	Total	Less than 1 year		1 to 3 Years	3 to 5 Years		Over 5 Years
Debt obligations	$11,241,917	$	---	$11,241,917	$	---	$	---
Capital lease obligations	$349,221		$163,819	$185,402	$	---	$	---
Operating lease obligations	$8,620,884		$724,051	$1,799,622		$1,899,149		$4,198,062

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

Trends, Events and Uncertainties

As described above in the discussion of revenue recognition, we receive payment upon the sale of our products and services and defer the revenue over the life of the license or service agreement, which ranges from one to three years.

The following table summarizes our GAAP revenue and deferred revenue for each quarter of the two most recently completed fiscal years.

Quarter Ended	Net Revenue	Deferred Revenue
31-Mar-09	$3,191,630	$6,687,198
30-Jun-09	3,686,644	$8,139,384
30-Sep-09	4,427,404	$9,656,352
31-Dec-09	7,536,215	$10,779,146
Fiscal Year 2009 Totals	$18,841,893

31-Mar-10	$9,477,330	$11,619,760
30-Jun-10	9,712,586	$12,081,434
30-Sep-10	12,746,103	$14,163,271
31-Dec-10	13,632,526	$15,458,653
Fiscal Year 2010 Totals	$45,568,545

The following table summarizes our gross sales by category for each quarter of the two most recently completed fiscal years. Gross sales are a non-GAAP measure that we use in assessing our operating performance. We define gross sales as total sales before refunds and bad debt before deferring revenue for GAAP purposes. We use this non-GAAP financial measure because we believe it provides a better indication of our operating performance and the profitability of our marketing initiatives. We include this non-GAAP financial measure in our earnings announcements in order to provide transparency to our investors and to enable investors to better understand our operating performance. However, we do not recommend using gross sales alone to assess our financial performance or to formulate investment decisions.

Quarter Ended	Software		Services		Ancillary		Renewals		Total
31-Mar-09	$2,475,095	40%	$2,645,857	43%	$606,051	10%	$463,948	7%	$6,190,951
30-Jun-09	2,501,266	40%	2,678,978	43%	584,144	9%	466,747	8%	6,231,135
30-Sep-09	2,666,274	40%	2,915,731	43%	461,120	7%	699,068	10%	6,742,193
31-Dec-09	4,401,569	45%	3,705,830	38%	982,460	10%	717,949	7%	9,807,808
Fiscal Year 2009 Totals	$12,044,204	42%	$11,946,396	41%	$2,633,775	9%	$2,347,712	8%	$28,972,087

31-Mar-10	$4,092,152	35%	$5,802,486	49%	$856,297	7%	$1,062,473	9%	$11,813,408
30-Jun-10	3,504,147	28%	6,967,067	56%	568,525	5%	1,389,064	11%	12,428,803
30-Sep-10	4,155,264	22%	11,706,203	63%	501,721	3%	2,196,572	12%	18,559,760
31-Dec-10	3,944,197	21%	12,780,949	67%	493,886	3%	1,890,599	10%	19,109,631
Fiscal Year 2010 Totals	$15,695,760	25%	$37,256,705	60%	$2,420,429	4%	$6,538,708	11%	$61,911,602

The tables above indicate an upward trend in gross sales, GAAP revenue and deferred revenue resulting from our focus on promoting our new products and services and the addition of our new marketing channels, as discussed below.  We cannot guarantee that this upward trend will continue, even with increased spending on advertising.

The following table summarizes our new gross sales by category, separated into one year licenses or service agreements versus multi-year licenses or service agreements.

	2010		2009
1 Year - Software sales	$14,507,106	26%	$11,071,195	42%
Multi-year - Software sales	1,188,744	2%	973,009	4%
1 Year - Services sales	11,838,876	21%	8,114,893	30%
Multi-year - Services sales	25,417,829	46%	3,831,503	14%
Ancillary Sales	2,420,429	4%	2,633,775	10%
Total	$55,372,895		$26,624,375

The table above indicates an upward trend in the sale of our multi-year LiveTech services.  Management believes this to be a result of increased demand for the value received for these multi-year LiveTech services and the overall growing demand for remote computer repair services.

The following is a reconciliation of gross sales to net revenue for the years ended December 31, :

	2010	2009
Gross Sales	61,911,602	28,972,087
Less: Refunds	(7,678,617)	(3,904,001)
Less: Bad debt/cancels	(3,984,934)	-
Less: Change in deferred revenue	(4,679,507)	(6,226,193)
Net revenue	45,568,545	18,841,893

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2010 Compared to the Fiscal Year Ended December 31, 2009

Net Sales
			Change in
	2010	2009	$	%

Net Sales	$45,568,545	$18,841,893	$26,726,652	142%

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

Revenue from product sales increased $5.1 million, or 51%, to $15.3 million for the year ended December 31, 2010 from $10.2 million for the year ended December 31, 2009. Revenue from services increased $18.5 million, or 324%, to $24.2 million for the year ended December 31, 2010 from $5.7 million for the year ended December 31, 2009. Revenue from renewals increased $3.6 million, or 226%, to $5.2 million for the year ended December 31, 2010 from $1.6 million for the year ended December 31, 2009.

Cost of Sales

			Change in
	2010	2009	$	%

Cost of Sales	$19,981,021	$4,182,462	$15,798,559	378%

The increase in cost of sales was primarily attributable to the expansion of our call center operations to support the increase in sales of our remote LiveTech services and the transition to CyberDefender managed call centers. During 2010, we transitioned to using only CyberDefender managed call centers, internal as well as through third-parties.  Prior to the transition the Company contracted with an outsourced call center on a revenue share basis that allowed us to defer the cost for GAAP accounting.  Cost of sales includes compensation related expenses of our internal sales and technical support staff, as well as the cost of outsourced call centers. Compensation-related expenses for our internal technical support staff totaled $8.8 million for the year ended December 31, 2010 as compared to $0.1 for the year ended December 31, 2009. Expenses related to outsourced call centers totaled $9.7 million for the year ended December 31, 2010 as compared $3.4 for the year ended December 31, 2009.

Operating Expenses

Media and marketing services
			Change in
	2010	2009	$	%

Media and marketing services	$22,966,079	$15,302,394	$7,663,685	50%

Media and marketing services costs include offline and online advertising and related functional resources. This increase was primarily attributable to the Company’s decision to increase its advertising spend to increase sales.

Media and marketing services – related party
			Change in
	2010	2009	$	%

Media and marketing services – related party	$19,262,845	$6,006,273	$13,256,572	221%

Media and marketing services – related party expense is comprised primarily of non-cash expense related to the Media Services Warrant and other warrants issued to GRM.  This increase was primarily attributable to the non-cash expense related to the Media Services Warrant and other warrants issued to GRM. Non-cash expenses were $18.6 million and $5.9 million for the years ended December 31, 2010 and 2009, respectively.

Product Development
			Change in
	2010	2009	$	%

Product Development	$3,945,714	$1,851,931	$2,093,783	113%

Product development expenses are comprised of research and development costs associated with the development of new products as well as the ongoing support and improvement of current products. This increase is primarily attributable to increased salaries and compensation paid to contractors.

General and Administrative
			Change in
	2010	2009	$	%

G & A	$16,811,996	$9,040,806	$7,771,190	86%

General and administrative expenses are primarily comprised of salaries and wages, third party credit card processing fees, legal and professional fees, rent and other normal operating expenses.

The increase in G & A was attributable to an increase in salaries and wages and related compensation expenses, including benefits and payroll taxes, of $3.3 million to $5.9 million in 2010 from $2.6 million in 2009, resulting from the increase in staffing across all departments required as a result of the increase in sales and scaling of infrastructure. There was also an increase in merchant processing fees of $1.4 million to $2.5 million in 2010 from $1.1 million in 2009, due to increased sales and the Company’s use of services provided by Vindicia, a leading provider of on-demand billing solutions for online merchants. Call center related infrastructure and customer service costs increased by $1.7 million to $2.2 million in 2010 from $0.5 million in 2009. Professional fees increased by $1.0 million to $1.7 million in 2010 from $0.7 million in 2009 due to listing the Company’s common stock on the NASDAQ Global Market and the engagement of a new accounting firm. Stock based compensation increased by $0.7 million to $1.0 million in 2010 from $0.3 million in 2009. Additionally, there was also an overall increase in expenses in all G & A categories due to the increased staffing and sales activities in the current period.

Loss From Operations
			Change in
	2010	2009	$	%

Loss from operations	$37,635,170	$17,579,090	$20,056,080	114%

The increase in operating loss was primarily attributable to the non-cash expense related to the Media Services Warrant and other warrants issued to GRM. The Company recorded non-cash expense of $18.6 million to media and marketing services for the year ended December 31, 2010 as compared to $5.9 million for the year ended December 31, 2009.

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

Interest expense, net
			Change in
	2010	2009	$	%

Interest expense, net (including related party)	$1,973,850	$2,371,724	$(397,874)	(22)%

The decreased interest expense was attributable to the decrease in the interest and amortization expense related to our 2006 Debentures and our 2008 8% Convertible Notes, which both converted in 2009, and the issuance of additional warrants as part of a warrant tender offer that we completed on August 17, 2009 offset by interest and amortization of our 2009 8% Convertible Notes and the GR Note.

Net Loss
			Change in
	2010	2009	$	%

Net Loss	$39,609,020	$19,841,756	$19,767,264	100%

The increase in operating loss was primarily attributable to the non-cash expense related to the Media Services Warrant and other warrants issued to GRM. The Company recorded non-cash expense of $18.6 million to media and marketing services for year ended December 31, 2010 as compared to $5.9 million for the year ended December 31, 2009.

Liquidity and Capital Resources

As detailed in the section above titled “Trends, Events and Uncertainties,” our revenues have been increasing on a quarterly basis for the last two years.

To help with our cash flow, we occasionally sell our debt or equity securities.  We currently have outstanding $5.5 million in principal amount of a 9% secured convertible promissory note.  According to the terms of this note, the principal amount is due on March 31, 2012 and interest is due quarterly in arrears.    At December 31, 2010, we also had a revolving credit facility with a balance of $5.0 million outstanding.  This facility was renegotiated in February, 2011 and the balance was converted to a 9% secured convertible promissory note due March 31, 2012. GR Match is the holder of both promissory notes.

At December 31, 2010, we had cash totaling $2.6 million and restricted cash of $3.1 million, of which $2.8 million was held as a reserve by our merchant processor. In March 2011, the Company negotiated a cap on the reserve of $2 million and the release of $1.2 million of the reserve. In the fiscal year ended December 31, 2010, we used cash of $0.7 million as detailed below. In the fiscal year ended December 31, 2009, we generated positive cash flows of $2.6 million primarily through financing activities as described below.  We currently anticipate that our available capital resources, including our operating cash flows, will be sufficient to meet our expected working capital and capital expenditure requirements through December 31, 2011. However, our capital resources may not be sufficient to fund the repayment of the obligation to GRM due on March 31, 2012. We may need to obtain additional financing prior to March 31, 2012 to satisfy the obligation.  However, there can be no assurance that we will be able to secure additional financing on terms favorable to us, or at all.  In the event we are unable to obtain additional financing, we will attempt to renegotiate the terms of the GRM obligation; however, there can be no assurance that this would occur.  If we are unable to obtain additional funding or renegotiate the GRM obligation, we may be required to curtail our operations significantly, which would have a material adverse impact on our business and financial condition.  In addition, in the event of the Company’s default under the GRM obligation, GRM has the right to require us to retain a consultant or hire an executive who would be senior to the Company’s Chief Executive Officer and Chief Financial Officer and who would oversee the management and operations of the Company, subject to the direction of the Company’s Board of Directors, until the event of default is cured.  If we continue to maintain substantial levels of debt, our ability to take advantage of opportunities, such as acquiring equipment or operations that could complement our business, and our financial condition could be adversely affected.

Cash provided/(used) during the fiscal years ended December 31, 2010 and 2009 included:

Operating Activities

Net cash used in operating activities of $4.8 million during the fiscal year ended December 31, 2010 was primarily the result of our net loss of $39.6 million.  Net loss was adjusted for non-cash items such as amortization of debt discount of $1.1 million, compensation expense for vested stock options of $1.0 million, amortization of deferred financing fees of $0.2 million, warrants issued for media and marketing services of $18.6 million and shares and warrants issued for services, interest and penalties of $0.6 million. Other changes in working capital accounts include an increase in restricted cash of $1.5 million, an increase in accounts receivable of $1.9 million, a decrease in deferred charges of $2.4 million, an increase in accounts payable and accrued expenses of $4.9 million, an increase in accounts payable and accrued expenses – related party of $4.6 million and an increase of $4.7 million in deferred revenue resulting from higher new customer and renewal sales.

Net cash used in operating activities of $6.0 million during the fiscal year ended December 31, 2009 was primarily the result of our net loss of $19.8 million.  Net loss was adjusted for non-cash items such as amortization of debt discount of $1.2 million, compensation expense for vested stock options of $0.3 million, amortization of deferred financing fees of $0.4 million, warrants issued for media and marketing services of $5.3 million, shares and warrants issued for services of $3.0 million and warrants issued in connection with our warrant tender offer of $0.5 million. Other changes in working capital accounts include an increase in restricted cash of $1.6 million, an increase in accounts receivable of $0.3 million, an increase in prepaid and other assets of $0.2 million, an increase in deferred charges of $2.9 million, an increase in accounts payable and accrued expenses of $1.7 million and an increase of $6.2 million in deferred revenue resulting from higher new customer and renewal sales.

Our primary source of operating cash flow is the collection of license fee revenues from our customers and the timing of payments to our vendors and service providers.  In 2010 we began offering payment plans to our customers for the purchase of multi-year technical support service plans. We expect this change to increase gross sales but to also impact operating cash flow because sales receipts will be spread over two months instead of being received at the time of sale.

The increase in cash related to accounts payable and accrued expenses and accounts payable and accrued expenses – related party was $9.5 million.  Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable.  We typically pay our vendors and service providers in accordance with invoice terms and conditions.  The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.

Our working capital deficit at December 31, 2010, defined as current assets minus current liabilities, was $11.4 million as compared to a working capital deficit of $6.2 million at December 31, 2009.  The decrease in working capital of $5.2 million from December 31, 2009 to December 31, 2010 was primarily attributable to a decrease in deferred charges of $2.2 million, an increase in accounts payable and accrued expenses of $2.9 million and an increase in the current portion of deferred revenue of $1.7 million, resulting from increased sales offset by an increase in restricted cash of $1.5 million and an increase in accounts receivable of $1.9 million.

Investing Activities

Net cash used in investing activities during the fiscal years ended December 31, 2010 and 2009 was $1.3 million and $0.2 million, which was used for property and equipment purchases.  We expect to continue to purchase property and equipment in the normal course of our business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes in computer hardware and software used in our business.

Financing Activities

Cash provided by financing activities during the fiscal year ended December 31, 2010 was primarily the result of the issuance of a note payable, net of commissions, totaling $4.9 million and the exercise of common stock warrants and options totaling $0.6 million.  Cash used in financing activities was for payments on capital lease obligations.

Cash provided by financing activities during the fiscal year ended December 31, 2009 was primarily the result of the sale of common stock for proceeds of $3.6 million, issuances of notes payable, net of commissions, totaling $2.7 million and the exercise of common stock warrants and options totaling $2.5 million.  Cash used in financing activities was for payments on capital lease obligations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness described below;

1.           Our controls over financial reporting are not sufficient to ensure that financial statements are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").  Because of the failure of our control procedures, material adjustments to previously issued financial statements were reported in December 2010.  Specifically, our financial statements for the year ended December 31, 2009 were restated to reflect the correction of errors related to the accounting for advertising costs that were capitalized and the measurement and classification of warrants granted to GR Match, LLC (GRM) under a media and marketing agreement.  In connection with preparing our December 31, 2010 financial statements, additional audit adjusting journal entries were required.  We believe the restatements and audit adjustments noted above result from the lack of adequate controls to identify and report financial information in accordance with US GAAP and have concluded that material weaknesses continue to exists in our internal controls over financial reporting.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, we concluded that, as of December 31, 2010, such internal control over financial reporting was not effective. This was due to a deficiency that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and is considered to be a material weakness.

The matter involving internal control over financial reporting that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was our controls over financial reporting were not sufficient to ensure that our financial statements are prepared in accordance with US GAAP.  The aforementioned material weakness was identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, there have been changes to our internal control over financial reporting subsequent to December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

2.1	Agreement and Plan of Merger dated May 25, 2010 between CyberDefender Corporation, a Delaware corporation, and CyberDefender Corporation, a California Corporation (1)
2.2	State of California Certificate of Ownership (1)
3.1	Certificate of incorporation of the registrant (1)
3.2	Bylaws of the registrant (1)
10.1	2005 Stock Incentive Plan (2)
10.2	Amended and Restated 2006 Equity Incentive Plan (2)
10.3	Securities purchase agreement between registrant and each purchaser identified on the signature pages thereof dated as of September 12, 2006 (2)
10.4	Employment agreement between the registrant and Gary Guseinov dated August 31, 2006 (2)**
10.5	Employment agreement between the registrant and Igor Barash dated July 1, 2008(3)**
10.6	Form of Indemnification Agreement entered into between the registrant and Gary Guseinov, Bing Liu and Igor Barash (2)**
10.7	Form of Securities Purchase Agreement for the sale of Units (August 2008) (4)
10. 8	Form of Warrant to Purchase Common Stock (August 2008) (4)
10. 9	Common Stock Purchase Warrant issued to Newview Finance L.L.C. dated November 10, 2008 (5)
10.10	Lease Agreement dated October 19, 2007 between the registrant and 617 7th Street Associates, LLC (6)
10.11	Form of Securities Purchase Agreement (November 25, 2008/December 5, 2008) (7)
10.12	Form of 10% Convertible Promissory Note (November 25, 2008/December 5, 2008) (7)
10.13	Form of Common Stock Purchase Warrant (November 25, 2008/December 5, 2008) (7)
10.14	Form of Registration Rights Agreement (November 25, 2008/December 5, 2008) (7)
10.15	Form of Subordination Agreement (November 25, 2008/December 5, 2008) (7)
10.16	Consent and Waiver Agreement dated November 21, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (November 25, 2008/December 5, 2008) (7)
10.17	Amended and Restated Consent and Waiver dated August 19, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (8)
10.18	Consent and Waiver dated September 22, 2008 between the registrant and the holders of the 10% Secured Convertible Debentures dated September 12, 2006 (8)
10.19	Warrant to Purchase Common Stock issued to Guthy-Renker Match LLC (9)
10.20	Employment Agreement between the registrant and Kevin Harris (9) **
10.21	Amendment to Lease Agreement dated January 30, 2009 between the registrant and 617 7th Street Associates, LLC (9)
10.22	Media and Marketing Services Agreement with GR Match, LLC (9)
10.23	Securities Purchase Agreement dated June 3, 2009 between the registrant and GR Match, LLC(7)
10.24	First Amendment to Media and Marketing Services Agreement dated June 4, 2009 between the registrant and GR Match, LLC(7)
10.25	Indemnification Agreement dated July 21, 2009 between the registrant and Bennet Van De Bunt(8)
10.26	First Amendment dated October 26, 2009 to Securities Purchase Agreement between the registrant and GR Match, LLC(10)
10.27	Second Amendment dated October 26, 2009 to Media and Marketing Services Agreement between the registrant and GR Match, LLC(10)
10.28	Indemnification Agreement dated January 1, 2010 between the registrant and Luc Vanhal(11)
10.29	Consulting Agreement dated April 1, 2009 between the registrant and SCP Holdings LLC(12)
10.30	Consent and Waiver Agreement dated April 23, 2009(12)
10.31	Securities Purchase Agreement dated June 10, 2009 between the registrant and Shimski LP(12)
10.32	Amended and Restated Warrant to Purchase Common Stock issued to GR Match LLC on May 6, 2009(12)
10.33	Warrant to Purchase Common Stock issued to GR Match LLC on May 6, 2009(12)
10.34	Warrant to Purchase Common Stock issued to GR Match LLC on May 6, 2009(12)
10.35	Amendment to Lease Agreement dated September 30, 2009 between the registrant and 617 7th Street Associates, LLC (3)

10.36	Loan and Securities Purchase Agreement dated March 31, 2010 between the registrant and GR Match, LLC (13)
10.37	9% Secured Convertible Promissory Note dated March 31, 2010 in favor of GR Match, LLC (13)
10.38	Security Agreement dated March 31, 2010 between the registrant and GR Match, LLC (13)
10.39	License Agreement dated April 1, 2010 between the registrant and GR Match, LLC (14)
10.40	Amended and Restated Key Executive Employment Agreement dated April 26, 2010 between the registrant and Gary Guseinov (15)
10.41	Amended and Restated Key Executive Employment Agreement dated April 26, 2010 between the registrant and Kevin Harris (15)
10.42	Amended and Restated Key Executive Employment Agreement dated April 26, 2010 between the registrant and Igor Barash (15)
10.43	Form of Indemnification Agreement entered into by the registrant and its officers and directors (16)
10.44	Third Amendment dated August 9, 2010 to Lease between the registrant and 617 7th Street Associates, LLC (17)
10.45	Third Amendment dated October 22, 2010 to Media and Marketing Services Agreement between the registrant and GR Match, LLC*
10.46	First Amendment dated October 22, 2010 to License Agreement between the registrant and GR Match, LLC*
10.47	Revolving Credit Loan Agreement dated December 7, 2010 between the registrant and GR Match, LLC (18)
10.48	Revolving Credit Note dated December 3, 2010 between the registrant and GR Match, LLC (18)
10.49	Security Agreement dated December 7, 2010 between the registrant and GR Match, LLC (18)
10.50	First Amendment dated December 7, 2010 to 9% Secured Convertible Promissory Note between the registrant and GR Match, LLC (18)
10.51	First Amendment dated December 7, 2010 to Loan and Securities Purchase Agreement between the registrant and GR Match, LLC (18)
10.52	Fourth Amendment dated December 7, 2010 to Media and Marketing Services Agreement between the registrant and GR Match, LLC (18)
23.1	Consent of Grant Thornton LLP *
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*
*Filed herewith.
** Denotes an agreement with management.
(1)	Incorporated by reference from the Registration Statement on Form S-3, File No. 333-167910, filed with the Securities and Exchange Commission on June 30, 2010.
(2)	Incorporated by reference from the registrant’s Registration Statement on Form SB-2, file no. 333-138430, filed with the Securities and Exchange Commission on November 3, 2006.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2008.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2007.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008.
(8)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.
(9)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2008.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2009.

(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2010.
(12)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.
(13)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010.
(14)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, File No. 333-167910, filed with the Securities and Exchange Commission on July 30, 2010.
(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 27, 2010.
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2010.
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2011	CYBERDEFENDER CORPORATION

	By:	/s/ Gary Guseinov
Gary Guseinov
Chief Executive Officer

	By:	/s/ Kevin Harris
Kevin Harris
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 1st of April 2011.

/s/ Gary Guseinov
Gary Guseinov
Chief Executive Officer

/s/ Kevin Harris
Kevin Harris
Chief Financial Officer

/s/ Howard Bain III
Howard Bain III
Director

/s/ Thomas Connerty
Thomas Connerty
Director

/s/ Thomas Patterson
Thomas Patterson
Director

/s/ Ricardo Salas
Ricardo Salas
Director

CYBERDEFENDER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CyberDefender Corporation

We have audited the accompanying balance sheets of CyberDefender Corporation (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CyberDefender Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Los Angeles, California
April 1, 2011

CYBERDEFENDER CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$2,649,061	$3,357,510
Restricted cash	3,079,394	1,565,841
Accounts receivable	2,385,920	489,464
Deferred financing costs, current	103,484	191,566
Prepaid expenses	195,258	302,291
Deferred charges, current	1,147,764	3,316,535

Total Current Assets	9,560,881	9,223,207

PROPERTY AND EQUIPMENT, net	1,742,675	242,927
DEFERRED FINANCING COSTS, net of current portion	6,377	47,892
DEFERRED CHARGES, net of current portion	402,772	609,904
OTHER ASSETS	269,314	67,605

Total Assets	$11,982,019	$10,191,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$6,275,896	$3,420,215
Accounts payable and accrued expenses – related party	1,447,257	1,861,957
Accrued expenses	1,788,435	473,037
Deferred revenue, current	11,342,211	9,662,030
Capital lease obligations, current	137,435	9,410

Total Current Liabilities	20,991,234	15,426,649

DEFERRED RENT	466,920	65,938
DEFERRED REVENUE, less current portion	4,116,442	1,117,116
CONVERTIBLE NOTES PAYABLE – RELATED PARTY, net of discount	9,825,056	-
CONVERTIBLE NOTES PAYABLE, net of discount	-	1,593,000
CAPITAL LEASE OBLIGATIONS, less current portion	168,572	9,708

Total Liabilities	35,568,224	18,212,411

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001; 100,000,000 shares authorized; 27,327,702 and 25,673,967 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	27,328	25,674
Additional paid-in capital	60,926,037	36,884,000
Accumulated deficit	(84,539,570)	(44,930,550)

Total Stockholders’ Deficit	(23,586,205)	(8,020,876)

Total Liabilities and Stockholders’ Deficit	$11,982,019	$10,191,535

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009
REVENUES:
Net sales	$45,568,545	$18,841,893

COST OF SALES	19,981,021	4,182,462

GROSS PROFIT	25,587,524	14,659,431

OPERATING EXPENSES:
Media and marketing services	22,966,079	15,302,394
Media and marketing services – related party	19,262,845	6,006,273
Product development	3,945,714	1,851,931
General and administrative	16,811,996	9,040,806
Depreciation and amortization	236,060	37,117
Total Operating Expenses	63,222,694	32,238,521

LOSS FROM OPERATIONS	(37,635,170)	(17,579,090)

OTHER INCOME/(EXPENSE):
Change in fair value of derivative liabilities	-	109,058
Interest expense – related party	(999,692)	-
Interest expense, net	(974,158)	(2,371,724)
Total Other Expenses, net	(1,973,850)	(2,262,666)

NET LOSS	$(39,609,020)	$(19,841,756)
Basic and fully diluted net loss per share	$(1.49)	$(0.91)
Weighted Average Shares Outstanding:
Basic and fully diluted	26,607,962	21,890,656

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2008	17,350,798	17,351	17,763,193	(25,812,724)	(8,032,180)
Sale of shares	1,975,360	1,975	3,604,905	—	3,606,880
Value of warrants and beneficial conversion feature of convertible notes payable	—	—	1,074,367	—	1,074,367
Issuance of warrants for media and marketing services – related party	—	—	5,343,509	—	5,343,509
Issuance of shares and warrants for services	94,628	95	1,670,536	—	1,670,631
Issuance of shares and warrants for penalties and interest	34,922	35	32,517	—	32,552
Conversion of convertible notes and accrued interest	3,651,973	3,652	3,939,102	—	3,942,754
Exercise of stock warrants	2,265,607	2,265	2,244,873	—	2,247,138
Exercise of stock options	300,679	301	279,677	—	279,978
Compensation expense on vested options	—	—	308,776	—	308,776
Issuance of warrants in connection with warrant tender offer	—	—	548,728	—	548,728
Reclassification of derivatives to liabilities	—	—	(7,065,940)	723,930	(6,342,010)
Reclassification of derivatives to equity	—	—	7,139,757	—	7,139,757
Net loss	—	—	—	(19,841,756)	(19,841,756)
Balance at December 31, 2009	25,673,967	$25,674	$36,884,000	$(44,930,550)	$(8,020,876)
Issuance of warrants for media and marketing services – related party	—	—	18,649,143	—	18,649,143
Issuance of warrants for services	—	—	592,765	—	592,765
Exercise of stock warrants	452,201	452	499,185	—	499,637
Exercise of stock options	73,200	73	62,319	—	62,392
Conversion of convertible notes and accrued interest	1,128,334	1,129	2,312,010	—	2,313,139
Value of beneficial conversion feature of convertible note payable	—	—	908,571	—	908,571
Compensation expense on vested options	—	—	1,018,044	—	1,018,044
Net loss	—	—		(39,609,020)	(39,609,020)
Balance at December 31, 2010	27,327,702	$27,328	$60,926,037	$(84,539,570)	$(23,586,205)

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,609,020)	$(19,841,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	621,000	1,169,026
Amortization of debt discount – related party	453,214	-
Depreciation and amortization	236,060	37,117
Compensation expense from vested stock options	1,018,044	308,776
Amortization of deferred financing costs	180,615	423,589
Warrants issued for media and marketing services – related party	18,649,143	5,914,406
Shares and warrants issued for services, penalties and interest	592,765	2,505,897
Warrants issued in connection with warrant tender offer	-	548,728
Change in fair value of derivative liabilities	-	(109,058)
Changes in operating assets and liabilities:
Restricted cash	(1,513,553)	(1,550,841)
Accounts receivable	(1,896,456)	(284,829)
Prepaid and other assets	107,033	(198,710)
Deferred charges	2,375,903	(2,874,914)
Other assets	(201,709)	(41,409)
Accounts payable and accrued expenses	4,912,383	(120,338)
Accounts payable and accrued expenses – related party	4,624,530	1,861,957
Deferred revenue	4,679,507	6,226,193
Cash Flows Used In Operating Activities	(4,770,541)	(6,026,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,320,976)	(185,161)
Cash Flows Used In Investing Activities	(1,320,976)	(185,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of expenses	-	2,680,720
Proceeds from convertible note payable – related party, net of expenses	4,948,982	-
Principal payments on capital lease obligations	(127,943)	(24,949)
Proceeds from exercise of stock options	62,392	279,978
Proceeds from exercise of stock warrants, net of commissions	499,637	2,247,138
Proceeds from sale of stock, net of issuance costs	-	3,606,880
Cash Flows Provided by Financing Activities	5,383,068	8,789,767

NET INCREASE/(DECREASE) IN CASH	(708,449)	2,578,439

CASH, beginning of year	3,357,510	779,071

CASH, end of year	$2,649,061	$3,357,510

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$800
Cash paid for interest	$243,434	$102,338

Supplemental schedule of non-cash financing activities:
Property and equipment acquired through capital lease obligation	$414,832	$-
Discount on notes payable – related party	$908,571	-
Discount on notes payable	$-	$923,801
Conversion of notes payable and accrued interest to common stock and warrants	$2,313,139	$3,942,754
Conversion of accounts payable to long-term note – related party	$5,039,230	$-
Warrants issued for placement fees with convertible debt	$-	$150,566
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$-	$7,065,940
Cumulative effect of accounting change to retained earnings for derivative liabilities	$-	$723,930
Reclassification of derivatives to equity	$-	$7,139,757
Value of warrants and embedded conversion features recorded to derivative liabilities	$-	$906,805

See accompanying notes to financial statements

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
The Company, based in Los Angeles, California, develops and markets remote LiveTech support services, anitmalware software, identity protection services, online backup services and pc optimization software to the consumer and small business market. The Company markets its products directly to consumers through multiple channels including television, radio, the Internet and print. The Company’s goal is to be a leading provider of advanced solutions to protect consumers and small businesses against threats such as Internet viruses, spyware and identity theft, and to provide remote technical resolution services.

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

The Company developed a collaborative Internet security network, which it refers to as CyberDefender Argus Network (formerly known as the CyberDefender Argus Network), based on certain technology principles commonly found in a peer-to-peer network infrastructure.  A peer-to-peer network is not based upon traditional clients and servers, but rather upon equal peer nodes that simultaneously function as both “clients” and “servers” to the other nodes on the network.  This means that when a threat is detected from a computer that is part of the CyberDefender Argus Network, the threat is relayed to our Early Alert Center.  The Early Alert Center tests, grades and ranks the threat, automatically generates definition and signature files based on the threat, and relays this information to the Alert Server, in some cases after a human verification step.  The Alert Server will relay the information it receives from the Early Alert Center to other machines in the CyberDefender Argus Network, and each machine that receives the information will, in turn, relay it to other machines that are part of the CyberDefender Argus Network.  This protocol allows us to distribute rapidly alerts and updates regarding potentially damaging viruses and other threats to members of the CyberDefender Argus Network, without regard for the cost of the bandwidth involved.  Because cost is not a factor, updates can be continuous, making our approach significantly faster than the client/server protocols used by traditional Internet security companies that provide manual broadcast-updated threat management systems.  Computer users join the CyberDefender Argus Network simply by downloading and installing our security software.

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

Liquidity
The Company has experienced operating losses since inception.  Management has implemented plans to continue to build its revenue base, expand sales and marketing and improve operations, however, through December 31, 2010, the Company continued to operate at negative cash flow.  For the years ended December 31, 2010 and 2009, the Company has incurred a net loss of $39.6 million and $19.8 million with negative cash flows from operations of $4.7 million and $6.0 million, respectively.  As of December 31, 2010 and 2009, the Company had an accumulated deficit in retained earnings of $84.5 million and $44.9 million, respectively.  To date, the Company's operations have been primarily financed through debt and equity proceeds from private placement offerings.  If the Company is unable to meet its financial projections for fiscal year 2011, cash generated from operations may not be sufficient to fund operations.  The Company would then need to obtain additional financing to provide working capital for fiscal 2011 and to repay the obligations to GRM due on March 31, 2012.  If the Company was unable to meet their financial projections or obtain additional funding, we expect we would be able to renegotiate the terms of the GRM debt, however, there can be no assurance that this would occur. Failure to obtain additional funding or an amendment to the GRM debt may require us to significantly curtail our operations which could have a material adverse impact on our results of operations and financial position.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Accounts Receivable
During 2010, the Company began offering a payment plan to its customers for the purchase of multi-year technical support service plans. The payment plan allows customers to pay in three installments over sixty days. The Company does not believe an allowance for doubtful accounts is necessary due to the short duration of payment terms on amounts recorded as revenue.

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

Internal Use Software
Certain costs related to computer software developed or obtained for internal use are capitalized. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software solely to meet the Company’s internal needs. Capitalized costs will be amortized on a straight-line basis over the estimated useful lives of the underlying software, which generally are three years. During 2010, the Company capitalized $0.6 million of costs which are included in property and equipment on the accompanying balance sheet.

Revenue Recognition
The Company sells off-the-shelf software products and technical support services.

The Company recognizes revenue in accordance with GAAP from the sale of software licenses under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, “Software.”

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

Revenue is recognized immediately for the sale of our one-time technical support service as it is performed when purchased. The Company recognizes a portion of the sale of one of its annual services at the time of purchase when all of the elements necessary for revenue recognition have occurred (i.e,. the initial technical support call has occurred) and the remaining revenue is deferred over the annual term.  Revenue is deferred and recognized on a straight line basis over the term of the service agreements for the technical support services that are provided by third parties.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Deferred Charges
The Company uses a third party to provide technical support services associated with the CyberDefenderULTIMATE product, which is no longer being sold but is still supported.  The costs associated with this service are deferred and amortized against the recognition of the related sales revenue. Included in short-term and long-term deferred revenue as of December 31, 2010 is $1,557,000 and $307,000, respectively, related to the CyberDefenderULTIMATE product.

Advertising Costs
The Company expenses advertising costs as they are incurred. As described in detail in Note 5 below, the Company issued warrants for media and marketing services.  The non-cash value of those warrants is included in media and marketing services on the accompanying statements of operations.  For the years ended December 31, 2010 and 2009, the Company has not recorded a reserve for refunds as such amounts are not expected to be material.

Reserves for Refunds
The Company’s policy with respect to refunds is to offer refunds within the first 30 days after the date of purchase. The Company may voluntarily issue refunds to customers after 30 days of purchase, however the majority are issued within 30 days of the original sale and are charged against the associated sale or deferred revenues (as applicable). Refunds were $7.3 million and $3.0 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company has not recorded a reserve for refunds as such amounts are not expected to be material.

Concentrations of Risk
As of December 31, 2010, all of our cash was maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (“FDIC”) which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. As of December 31, 2010, the Company had a balance of approximately $2,278,000 in excess of the FDIC limit.

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

The Company does not have any unrecognized tax benefits as of December 31, 2010 and 2009 that, if recognized, would affect the Company’s effective income tax rate.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2010.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
In accordance with FASB ASC Topic 260, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2010 and 2009, there were 23,214,566 and 16,139,945 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

Subsequent events
The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes (see Note 10).

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before December 31, 2010 which are applicable to the Company.

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

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, Securities and Exchange Commission (SEC) filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this amendment has had no material impact on the Company's financial position, results of operations or cash flows.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2 – RESTRICTED CASH

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral.  The amount of the deposit is at the discretion of the financial institution and as of December 31, 2010 and 2009 was $10,000 and $15,000, respectively. Under a separate credit card processing agreement with a different financial institution, the Company is also required to maintain a security reserve deposit as collateral. The amount of the deposit is currently based on 10% of the six-month rolling sales volume and was approximately $2.8 million and $1.3 million as of December 31, 2010 and 2009, respectively. The security reserve deposit is funded by the institution withholding a portion of daily cash receipts from Visa and MasterCard transactions.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,	December 31,
	2010	2009
Furniture and fixtures	$390,615	$121,370
Leasehold improvements	261,734	169,661
Office equipment	860,758	97,227
Software	589,921	17,333
	2,103,028	405,591
Less accumulated depreciation and amortization	(360,353)	(162,664)
Property and equipment, net	$1,742,675	$242,927

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

Components of the net deferred tax asset as of December 31, 2010 and 2009 are approximately as follows:

	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$17,083,000	$9,595,000
Stock compensation expense	835,000	453,000
Accrued liabilities	180,000	48,000
Contingent liabilities	11,000	11,000
Accounts payable	8,000	19,000
AMT credit carryforwards	6,000	6,000
Warrants issued for services	10,265,000	3,154,000
Deferred revenue	1,548,000	420,000
Total gross deferred tax assets	29,936,000	13,706,000
Deferred tax liabilities
Depreciation/amortization	(38,000)	(23,000)
Total gross deferred tax liabilities	(38,000)	(23,000)
Net deferred tax asset	29,898,000	13,683,000
Less valuation allowance	(29,898,000)	(13,683,000)
Net deferred tax assets	$-	$-

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 4 - INCOME TAXES (continued)

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Federal tax benefit rate	-34.0%	-34.0%
State tax benefit rate (net of federal benefit)	-4.0%	-4.0%
Loan discount accretion	1.0%	2.9%
Other	-4.9%	1.5%
Valuation allowance	41.9%	33.6%
Effective income tax rate	-	-

The change in the valuation allowance for the years ended December 31, 2010 and 2009 was approximately $16,215,000 and $6,992,000, respectively

At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $45,432,000 and $44,688,000 available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2015 through 2025.

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

On June 4, 2009, the Company closed the sale and issuance of 1,142,860 shares of common stock to a subsidiary of Guthy-Renker, GR Match, LLC (“GRM”) for an aggregate purchase price of $2,000,005, of which $400,000 (the “Commercial Funds”) must be used for the creation and production by GRM of television commercials advertising the Company’s products and services, and the balance of which the Company will use for general working capital. At December 31, 2010 and 2009, the balance of the Commercial Funds of $3,035 and $161,153 was recorded in prepaid expenses on the accompanying balance sheets. Pursuant to the terms of the Securities Purchase Agreement documenting the transaction, GRM has demand and piggyback registration rights with respect to the shares. Also, in the event the Company sells or issues shares of its common stock or common stock equivalents at a price per share below $1.75 during the ninety days following the closing of the transaction, except for certain exempt issuances, GRM will receive additional shares of common stock in order to effectively re-price the shares at such lower price. No additional shares were issued below $1.75 during the ninety-day period.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

During 2010, twelve investors exercised warrants to purchase 428,512 shares of common stock exercisable at prices ranging from $1.00 to $2.25 per share.

During 2010, one investor exercised a warrant to purchase 37,500 shares of common stock exercisable at $1.00 to $1.01 per share.  The warrant was exercised pursuant to the cashless provision contained in the warrant and as such, the Company issued 23,689 shares to the investor.

See “stock options” below for additional shares issued related to the exercise of stock options.

See Note 6 for a discussion of additional shares of common stock issued related to the conversion of convertible notes payable.

Stock warrants
On November 11, 2008, the Company entered into a consulting agreement with Newview Consulting L.L.C. (“Newview”) Pursuant to this agreement, Newview agreed to provide investor relations services in exchange for a warrant to purchase 2,250,000 shares of common stock at a price of $1.25 per share. 900,000 warrants vested immediately and 270,000 warrants were to vest on the 1st of each month beginning December 1, 2008 and ending April 1, 2009. At January 1, 2009, the Company amended the vesting schedule in the Newview warrant to vest the remaining 1,080,000 warrants on the first of each month from January 1, 2009 to June 1, 2009 at the rate of 180,000 warrants per month.  During the years ended December 31, 2010 and 2009, 0 and 1,080,000 warrants vested, respectively. The warrants were valued at $1,932,289, using the Black Scholes pricing model, and $0 and $1,010,673 was expensed to general and administrative expense for the years ended December 31, 2010 and 2009, respectively.

On January 17, 2009, the Company entered into a two-month consulting agreement with a consultant for services relating to financial management and reporting.  As part of the agreement, the consultant was granted a warrant to purchase 2,500 shares of common stock with a term of five years at an exercise price of $1.25 per share, for each month of the term of the agreement.  The fair value of these warrants was $3,753, using a Black Scholes pricing model, and was expensed to general and administrative expense for the year ended December 31, 2009. On April 24, 2009, the Company entered into a second agreement with the consultant.  As part of the agreement, the consultant was granted a warrant to purchase 2,500 shares of common stock at an exercise price of $1.80 per share. The fair value of the warrant, which was computed as $3,453, was expensed to general and administrative expense for the year ended December 31, 2009.

On October 30, 2008, the Company executed a letter of intent with GRM to create, market and distribute direct response advertisements to sell the Company’s products.  GRM was responsible for creating, financing, producing, testing and evaluating a radio commercial to market the Company’s products in exchange for $50,000 and a fully vested, non-forfeitable warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share with an estimated fair value of $951,495 using the Black-Scholes pricing model.  The fair value of the warrant was recorded to prepaid expenses at the time of issuance and was expensed over the five-month term of service. The Company expensed $0 and $570,897 to media and marketing services expense for the years ended December 31, 2010 and 2009, respectively. The warrant included an anti-dilutive provision that reduced the exercise price of the warrant if the Company at any time while this warrant is outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement with GRM.  Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf.  During the term of the agreement, which is to continue until December 31, 2013, as amended, subject to certain rights of termination, GRM will be the exclusive provider of all direct-response television and radio media purchasing and direct response production services.

As compensation for GRM’s services, the Company agreed to amend the warrant described above so that the terms were consistent with the warrants described below.  None of the amended terms resulted in an accounting change to the warrant.  In conjunction with the execution of the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second five-year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per share valued at $712,303 using the Black-Scholes pricing model.  The fair value of the warrant was recorded to prepaid expenses at the time of issuance and was expensed over the five-month expected term of service to media and marketing services expense during the year ended December 31, 2009.  This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a five-year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and is subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  During the years ended December 31, 2010 and 2009, the right to purchase 6,162,668 and 1,837,332 of the 8,000,000 Media Services Warrant shares vested and were valued at $18.6 million and $4.6 million using the Black-Scholes pricing model.  The fair value of these vested shares has been expensed to media and marketing services expense. The remaining 6,162,668 unvested shares at December 31, 2009 from the Media Services Warrant were not guaranteed to vest as they were contingent on GRM advancing media placement costs, therefore, those unvested warrants were not included or accounted for as outstanding dilutive securities at December 31, 2009. These warrants included an anti-dilutive provision that reduced the exercise price of the warrants if the Company at any time while the warrants are outstanding sells and issues any common stock at a price per share less than the then exercise price. During August 2009, the Company received a waiver whereby GRM permanently waived, as of and after April 1, 2009, any and all exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

On April 1, 2009, the Company entered into an agreement with a consultant for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vest as follows: 300,000 immediately and 50,000 per month on the 1st day of each month commencing May 1, 2009 and ending March 1, 2010. During the years ended December 31, 2010 and 2009, the right to purchase 150,000 and 700,000 of the warrant shares vested and were valued at $523,610 and $1,162,294 using the Black-Scholes pricing model.  The fair value of these vested shares has been expensed to general and administrative expense.

On April 5, 2009, the Company entered into an agreement with a consultant for marketing related services.  The agreement had a term of three months.  The agreement provided compensation of $13,000 for month one, $14,000 for month two and $15,000 for month three.  In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  This warrant was to vest 5,000 shares per month over the term of the agreement. On May 15, 2009, the original agreement was terminated, along with the right to purchase 8,387 shares of common stock that would have vested over the remaining term of the agreement, and the Company entered into a second agreement with the consultant.  The second agreement had a term of three months and provided for compensation of $17,500 for month one, of which 50% was deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  The warrant was to vest 5,000 shares per month over the term of the second agreement. The second agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the second agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in July and August 2009, and the Company entered into a third agreement with the consultant.  The third agreement had a term of two months. The third agreement provided compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  This warrant vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus that was earned under the second agreement. The third agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. These goals were achieved and the Company issued the bonus warrant to the consultant on August 15, 2009. The fair value of the 76,613 warrant shares that were granted and vested totaled $127,803 and was expensed to general and administrative expense during the year ended December 31, 2009.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

In May 2009, the Company began an offering to the holders of its warrants issued with “cashless exercise” provisions and/or “down-round” provisions (collectively the “Released Provisions”).  Pursuant to the offering, the warrant holders were given the opportunity to increase by 10% the number of shares of common stock covered by their warrants in exchange for extinguishing the Released Provisions from their warrants.  In order for the warrant holders to take advantage of the offer, they were required to exercise a portion of their warrant(s) and purchase for cash no less than 30% of the shares of common stock covered by their warrant(s), after giving effect to the increase.  On June 29, 2009, the Company filed a Schedule TO with the SEC covering this offering.  Per the Schedule TO, the offering was to expire on July 28, 2009.  The Schedule TO was subsequently amended and the offering was extended until August 17, 2009. The Company received $2,008,180 in proceeds, net of offering costs of $72,835, and issued 1,838,952 shares of common stock to warrant holders that participated in this offer.  Additionally, the Company issued warrants to purchase 269,681 shares of the Company’s common stock which represented the 10% increase in the shares of common stock covered by the warrants. The additional warrants were valued at $548,728, using the Black Scholes pricing model, and were expensed to interest expense during the year ended December 31, 2009.

On May 15, 2009, the Company entered into an agreement with a consultant for marketing related services.  The agreement had a term of three months and provided compensation of $17,500 for month one, of which 50% will be deferred for 30 days, and $8,750 per month thereafter. In addition, the consultant was granted a warrant to purchase 15,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  The warrant was to vest 5,000 shares per month over the term of the agreement. The agreement also provided for a bonus of up to 50,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. On June 15, 2009, the agreement was terminated, along with the right to purchase 10,000 shares of common stock that would have vested in June and July 2009, and the Company entered into a second agreement with the consultant.  The second agreement had a term of two months and provided for compensation of $12,500 per month. In addition, the consultant was granted a warrant to purchase 10,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83.  This warrant vests 5,000 shares per month over the term of the agreement. Additionally, the consultant was granted a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 for deferring 50% of the compensation due for May 2009 until July 30, 2009 and a warrant to purchase 5,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.83 as part of the bonus that was earned under the first agreement. The second agreement also provided for a bonus of up to 45,000 additional warrant shares at an exercise price of $1.83 for achieving certain goals. These goals were achieved and the Company issued the bonus warrant to the consultant on August 15, 2009. The fair value of the 70,000 warrant shares that were granted and vested of $115,684 was expensed to general and administrative expense during the year ended December 31, 2009.

On August 1, 2009, the Company entered into an agreement with a consultant for business development services related to the signing of the Wiley licensing contract.  The consultant was granted a warrant to purchase 55,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.18.  The warrant was to vest 15,000 shares at the signing of the Wiley contract, 15,000 shares at the Wiley launch and 25,000 shares at the earlier of the first anniversary date of the agreement or when sales of the Wiley branded products exceed 100,000 units. During the years ended December 31, 2010 and 2009, the right to purchase 40,000 and 15,000 of the warrant shares vested and were valued at $69,155 and $25,933 using the Black-Scholes pricing model.  The fair value of these vested shares has been expensed to general and administrative expense.

On May 1, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  The agreement was amended in August 2009 to include the issuance of a warrant to purchase 5,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.25 for each month the contract remained in effect. The contract was terminated after three months.  The fair value of the 15,000 warrant shares that were granted and vested of $23,751 was expensed to general and administrative expense during the year ended December 31, 2009.

See Note 6 for additional warrants issued related to the convertible notes payable.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

The following represents a summary of the warrants outstanding at December 31, 2010 and 2009 and changes during the years then ended:

	Year Ended
	December 31, 2010			December 31, 2009
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average	Aggregate
	of	Exercise	Intrinsic	of	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Prices	Value

Outstanding and exercisable, beginning of year	13,026,657	$1.20		11,029,890	$1.14

Issued	6,162,668	$1.25		4,421,916	$1.29
Exercised	(466,012)	$1.19		(2,425,149)	$1.12
Outstanding, end of year	18,723,313	$1.22	$25,341,692	13,026,657	$1.20	$45,517,994

Exercisable, end of year	18,723,313	$1.22	$25,341,692	12,836,657	$1.19	$45,000,494

The following table summarizes information about warrants outstanding at December 31, 2010:

		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)
$ 1.00	2,625,503	0.86
$ 1.01	700,306	4.91
$ 1.20	236,750	2.09
$ 1.25	14,900,764	2.82
$ 1.80	2,500	3.31
$ 1.83	125,000	3.38
$ 2.05	77,490	3.73
$ 2.18	55,000	1.72
	18,723,313	2.62

The weighted average grant date fair value of warrants granted during the years ended December 31, 2010 and 2009 was $3.09 and $0.91 per share, respectively.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

The Company’s common stock purchase warrants do not trade in an active securities market, therefore, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2010 and 2009:

	2010	2009
Annual dividend yield	0.0%	0.0%
Average expected life (years)	3.54-4.29	2.07-5.10
Risk-free interest rate	1.34-2.52%	1.46-3.72%
Expected volatility	38-88%	85-103%

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

Stock options
In January 2005, the Company adopted the CyberDefender Corporation 2005 Stock Option Plan (sometimes called the CyberDefender Corporation 2005 Equity Incentive Plan and referred to herein as the “2005 Plan”), which provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2005 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a  period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted from the 2005 Plan is 931,734 shares, of which awards for the purchase of 670,733 shares have been granted and are outstanding, awards for the purchase of 198,125 shares have been exercised and awards for the purchase of 62,876 shares are available for grant at December 31, 2010.

On October 30, 2006, the Company adopted the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of stock based awards that may be granted from the 2006 Plan is 2,875,000 shares, of which awards for the purchase of 2,055,163 shares have been granted and are outstanding, awards for the purchase of 326,691 shares have been exercised, awards of stocks totaling 286,666 shares have been awarded and awards for the purchase of 206,480 shares are available for grant at December 31, 2010.

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

During the year ended December 31, 2010, the Company granted to employees options to purchase a total of 1,036,626 shares of common stock under the 2006 Plan and the 2005 Plan at prices ranging from $1.00 to $4.70 per share.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Year Ended
	December 31, 2010				December 31, 2009
			Weighted				Weighted
	Weighted		Average			Weighted	Average
	Number	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Options	Prices	Term	Value

Outstanding, beginning of year	1,856,293	$1.09			1,444,084	$0.83

Granted	1,086,126	$3.67			957,126	$1.44

Exercised	(73,200)	$0.85			(300,679)	$0.93

Cancelled/forfeited	(143,323)	$2.27			(244,238)	$1.10

Outstanding, end of year	2,725,896	$2.06	7.62	$3,595,952	1,856,293	$1.09	7.57	$6,699,108

Vested and expected to vest in the future	2,486,255	$1.85	7.45	$3,661,831	1,677,043	$1.01	7.40	$6,183,077

Exercisable, end of year	1,699,325	$1.20	6.72	$3,298,981	1,160,210	$0.81	6.71	$4,510,095

The weighted-average grant date fair value of options granted during the years ended December 31, 2010 and 2009 was $2.46 and $1.29 per share, respectively.

As of December 31, 2010 and 2009, 1,026,571 and 696,083 of the options granted are not vested with total unrecognized compensation cost of $1,627,243 and $735,771, respectively. At December 31, 2010 and 2009, the remaining value of non-vested options granted is expected to be recognized over the weighted average vesting period of 2.68 and 2.53 years, respectively.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $1,018,044 and $308,776 in general and administrative expense for the years ended December 31, 2010 and 2009, respectively.

During the years ended December 31, 2010 and 2009, 73,200 and 300,679 of employee stock options were exercised for total proceeds to the Company of $62,391 and $279,978, respectively.  The aggregate intrinsic value of the exercised options was $242,100 and $689,630 for the years ended December 31, 2010 and 2009, respectively.

The Company’s common stock options do not trade in an active securities market, therefore, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following average assumptions for the years ended December 31, 2010 and 2009:

	2010	2009
Annual dividend yield	0.0%	0.0%
Average expected life (years)	5.78	5.46
Risk-free interest rate	2.56%	2.25%
Expected volatility	61.68%	69.89%

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5 – STOCKHOLDERS’ DEFICIT (Continued)

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

NOTE 6 –NOTES PAYABLE

Convertible Notes
On September 12, 2006, the Company entered into a Securities Purchase Agreement with 13 accredited investors pursuant to which it sold 10% secured convertible debentures (the “2006 Debentures”) in the aggregate principal amount of $3,243,378 and common stock purchase warrants to purchase an aggregate of 3,243,378 shares of the Company’s common stock at $1.00 per share. The 2006 Debentures were convertible at $1.00 (the “Base Conversion Price”) into shares of common stock. The 2006 Debentures matured on September 12, 2009 and bore interest at the rate of 10% per year, payable quarterly. If, during the time that the 2006 Debentures were outstanding, the Company sold or granted any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sold or granted any right to reprice its securities, or otherwise disposed of or issued any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that was lower than the conversion price of the debentures or that was higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the 2006 Debentures would be reduced. During August 2009, the Company received a waiver whereby the holders of the 2006 Debentures permanently waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have occurred on or after April 1, 2009, as a result of this provision.

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

The Consent and Waiver allowed the Company to pay the liquidated damages in one of two ways to be chosen by each holder. For payment of the 2006 Debenture holder’s pro rata portion of the liquidated damages, the 2006 Debenture holder could choose to increase the principal amount of his 2006 Debenture by his pro-rata share of the liquidated damages amount or accept shares of the Company’s common stock valued at $0.85 per share for this purpose. The Consent and Waiver allowed the Company to issue these shares without triggering the anti-dilution rights included in the original offering documents. At December 31, 2010 and 2009, $3,658 of these damages remained in accrued expenses.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 –NOTES PAYABLE (Continued)

The Company did not meet the April 30, 2007 date for its registration statement to be declared effective by the SEC. The registration statement became effective on July 19, 2007. As a result, the Company incurred additional liquidated damages for the period May 1 through July 19, 2007 of $132,726. On September 21, 2007 the Company received from the holders of the 2006 Debentures a second Consent and Waiver. The holders of the 2006 Debentures agreed to accept shares of the Company’s common stock at $0.85 per share instead of cash as payment for the interest due on July 1, 2007 and October 1, 2007 and for damages incurred under the Registration Rights Agreement. The Company issued 931 shares in April 2009 as partial payment for these liquidated damages valued at $791. At December 31, 2010 and 2009, $25,422 of these damages remained in accrued expenses.

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

According to the terms of the 2006 Debentures, the Company was to make interest payments quarterly on January 1, April 1, July 1 and October 1 until September 2009, when the principal amount and all accrued but unpaid interest was due. The Company failed to make the interest payments that were due on January 1, April 1, and July 1 2009, totaling $126,614. The Company issued 9,281 shares in April 2009 as partial payment for $7,886 in interest. In May 2009, the Company paid $56,575 for quarterly interest, which included $3,810 of penalty interest.  In September 2009, the Company paid $47,614 for quarterly interest. At December 31, 2010 and 2009, $69,982 remained in accrued interest on the 2006 Debentures.

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

The Company has accounted for the 2006 Debentures according to FASB ASC Topic 470, “Debt.” The value of the 2006 Debentures was allocated between the 2006 Debentures, the registration rights arrangement and the warrants, including the discount, which amounted to $63,689, $111,897 and $3,067,792, respectively. The discount of $3,179,689 related to the registration rights arrangement and the warrants, including the discount, is being amortized over the term of the 2006 Debentures. The Company amortized $0 and $477,282 to interest expense for the years ended December 31, 2010 and 2009, respectively.

In addition, as part of the transaction, the Company paid $217,000, issued 1,000,515 shares of common stock in November 2006 valued at $1,000,515 and issued 217,000 unit purchase options with each unit consisting of 1 share of common stock and a warrant to purchase 1 share of common stock for $1.00 per share in November 2006. The unit purchase options were valued at $374,531 using the Black-Scholes option pricing model. These costs, totaling $1,592,046, are being amortized over the term of the 2006 Debentures. The Company recorded amortization of $0 and $238,605 to interest expense related to the 2006 Debentures during the years ended December 31, 2010 and 2009, respectively.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 –NOTES PAYABLE (Continued)

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

If, during the time that the 2008 Convertible Notes were outstanding, the Company sold or granted any option to purchase (other than options issued to its employees, officers, directors or consultants), or sold or granted any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock at a price per share that was lower than the conversion price of these notes, then the conversion price of the 2008 Convertible Notes would be reduced according to the following weighted average formula:  the conversion price will be multiplied by a fraction the denominator of which will be the number of shares of common stock outstanding on the date of the issuance plus the number of additional shares of common stock offered for purchase and the numerator of which will be the number of shares of common stock outstanding on the date of such issuance plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at the conversion price.  A reduction in the conversion price resulting from the foregoing would allow holders of the Company’s 2008 Convertible Notes to receive more than 960,000 shares of its common stock upon conversion of the outstanding principal amount.  In that case, an investment in the Company’s common stock would be diluted to a greater extent than it would be if no adjustment to the conversion price were required to be made. During August 2009, the Company received a waiver from the holders of the 2008 Convertible Notes pursuant to which they forever waived, as of and after April 1, 2009, any and all conversion or exercise price adjustments that would otherwise occur, or would have otherwise occurred on or after April 1, 2009, as a result of this provision.

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

The total value of the 2008 Convertible Notes was allocated between the 2008 Convertible Notes and the warrants, including the discount, which amounted to $595,646 and $604,354, respectively. The discount of $604,354 ($158,886 was recorded in 2009) related to the warrants is being amortized over the term of the 2008 Convertible Notes. The Company amortized $0 and $547,829 to interest expense related to the 2008 Convertible Notes for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, $0 and $109,001 of accrued interest on these notes was recorded in accrued expenses, respectively.

In addition, as part of the transaction, the Company paid to the placement agent $72,000 and issued common stock purchase warrants to purchase an aggregate of 72,000 shares of common stock at $1.25 per share. The warrants were valued at $65,695 using the Black-Scholes option pricing model. These costs, totaling $137,695 ($39,497 was recorded in 2009), are being amortized over the term of the 2008 Convertible Notes.  The Company recorded amortization of $0 and $125,092 to interest expense during the years ended December 31, 2010 and 2009, respectively.

On September 30, 2009, all of the holders of the 2008 Convertible Notes converted $1,200,000 of principal into 960,000 shares of common stock at $1.25 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 –NOTES PAYABLE (Continued)

During May 2009, the Company entered into a ninth Consent and Waiver agreement whereby the holders of the 2006 Debentures agreed to allow the Company to sell up to $300,000 in aggregate principal amount of the Company’s 10% Convertible Promissory Notes (“2009 10% Convertible Notes”), due five months from the date of issuance and convertible into shares of Common Stock at a conversion price of $1.75 per share.  Subsequent to the execution of the Consent and Waiver, in May 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors to which it sold 2009 10% Convertible Notes in the aggregate principal amount of $300,000, which could be converted into an aggregate of 171,429 shares of common stock.  In conjunction with the sale of the 2009 10% Convertible Notes, the Company paid its placement agent a total of $12,000 in commissions. The Company recorded amortization of $12,000 to interest expense during the year ended December 31, 2009.

The total value of the 2009 10% Convertible Notes was allocated between the 2009 10% Convertible Notes and the discount, which amounted to $19,715. The discount is being amortized over the term of the 2009 10% Convertible Notes. The Company amortized $19,715 to interest expense related to the 2009 10% Convertible Notes for the year ended December 31, 2009. At December 31, 2010 and 2009, $0 and $12,500 of accrued interest on these notes was recorded in accrued expenses, respectively.

On September 30 2009, all of the holders of the 2009 10% Convertible Notes converted $300,000 of principal into 171,429 shares of common stock at $1.75 per share and all of the related note discount and debt issuance costs have been amortized to interest expense.

On November 4, 2009, the Company closed the sale and issuance of $2.2 million in aggregate principal amount of its 8% Secured Convertible Promissory Notes (the “2009 8% Convertible Notes”), convertible into common stock of the Company at a conversion price of $2.05 per share.  The Company has the right, up to and including the trading day immediately prior to the payment due date, to force the holders to convert all or part of the then outstanding principal amount of the 2009 8% Convertible Notes, plus accrued but unpaid interest, into shares of the Company’s common stock if the 10-day volume weighted average price (sometimes referred to as “VWAP”) exceeds 250% of the conversion price. All outstanding principal and interest of the 2009 8% Convertible Notes is due April 1, 2011.  Out of the total gross proceeds of the offering, the Company paid its placement agent $154,980 in commissions, equal to 7% of the gross proceeds of the offering, and issued to its placement agent a three year warrant to purchase 77,490 shares of common stock, equal to 3.5% of the number of shares of common stock into which the Notes initially may be converted, at an exercise price of $2.05 per share. The warrants were valued at $132,369 using the Black-Scholes option pricing model. These costs, totaling $287,349, are being amortized over the term of the 2009 8% Convertible Notes. The Company recorded amortization of $239,457 and $47,892 to interest expense during the years ended December 31, 2010 and 2009, respectively. In conjunction with the sale of the 2009 8% Convertible Notes, the Company executed a Security Agreement pursuant to which it granted to the note holders a first lien security interest, subject only to certain Permitted Liens which are defined in the Security Agreement, in certain collateral to secure payment of the 2009 8% Convertible Notes.

The total value of the 2009 8% Convertible Notes was allocated between the 2009 8% Convertible Notes and the discount, which amounted to $745,200. The discount is being amortized over the term of the 2009 8% Convertible Notes. The Company amortized $621,000 and $124,200 to interest expense related to the 2009 8% Convertible Notes for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, and 2009, $0 and $32,719 of accrued interest on these notes was recorded in accrued expenses, respectively.

On March 31, 2010, the Company issued in a private placement to GRM a 9% Secured Convertible Promissory Note in the aggregate principal amount of $5.3 million (the “GR Note”), due March 31, 2012.  The Company received net proceeds of $5.0 million after payment of an issuance fee of $300,000 to GRM.  The Company has recorded the $300,000 as a discount to the GR Note as if the amount were an original issue discount. The GR Note will accrue simple interest at the rate of 9% per annum, payable on the first day of each calendar quarter in cash; provided, however, that GRM may elect to cause the accrued unpaid interest for any applicable quarter to be added to the then outstanding principal amount of the GR Note in lieu of a cash payment of interest by delivering written notice of such election to the Company no later than 15 days prior to the applicable interest payment date.   GRM chose to have the interest payments due July 1, 2010 and January 1, 2011 added to the aggregate principal amount of the GR Note. For the year ended December 31, 2010 the Company recorded interest expense of $363,116 under the GR Note.

The outstanding principal amount of the GR Note and accrued unpaid interest due thereon may be converted, at GRM’s election, into the Company’s common stock at a conversion price of $3.50 per share (the “Conversion Price”), subject to adjustment only in the event of stock splits, dividends, combinations, reclassifications and the like.  If at any time after 180 days from the later of March 31, 2010 or such date when a registration statement filed with the SEC covering the resale of the shares issuable upon conversion of the GR Note becomes effective, the volume weighted average price of the Company’s common stock for each of any 30 consecutive trading days, which period shall have commenced after the effective date of such registration statement, exceeds 250% of the then applicable Conversion Price, and the daily trading volume for the common stock is at least 100,000 shares (subject to adjustment for stock splits, combinations, recapitalizations, dividends and the like) during such 30 trading day period, then the Company may force GRM to convert all or part of the then outstanding principal amount of the GR Note.  GRM has piggyback and demand registration rights with respect to the shares issuable upon conversion of the GR Note. The GR Note was amended subsequent to December 31, 2010, see Note 10 below.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 –NOTES PAYABLE (Continued)

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

The total value of the GR Note was allocated between the GR Note and the discount, which amounted to $1.2 million including the $300,000 issuance fee. The discount will be amortized over the term of GR Note. The Company amortized $453,214 to interest expense related to the GR Note for the year ended December 31, 2010.

As part of the transaction, the Company incurred deferred financing costs of approximately $51,000. These costs are being amortized over the term of the GR Note.  The Company recorded amortization of $19,132 to interest expense during the year ended December 31, 2010.

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

Simultaneously with all repayments of outstanding amounts advanced under the Credit Facility, including repayment of the Credit Facility on the due date, the Company will pay GRM a repayment fee in an amount equal to 10% of the total amount being repaid. Late payments, if any, will incur a fee in an amount equal to 10% of the amount due. This fee is being amortized over the four month term of the Credit Facility.  The Company recorded $125,000 to interest expense during the year ended December 31, 2010.

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

The Company recorded interest expense of $39,230 for the year ended December 31, 2010, which was added to the principal amount of the Credit Facility.  The Credit Facility was amended subsequent to December 31, 2010 and the maturity date of the Credit Facility was amended to March 31, 2012.  As a result, borrowings under the Credit Facility have been classified as long-term as of December 31, 2010. See Note 10 below.

Convertible notes payable consist of the following:

	December 31, 2010	December 31, 2009
2009 8% Convertible Notes	$-	$2,214,000
GR Note	5,541,183	-
Credit Facility	5,039,230	-
Unamortized discount	(755,357)	(621,000)
Convertible notes payable, net	$9,825,056	$1,593,000

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7 - CAPITAL LEASE OBLIGATIONS

The Company leases certain furniture and other equipment under capital leases through October 2013 at implicit rates ranging from 6.7% to 19.4%. The following is a schedule by fiscal years of the future minimum lease payments under these capital leases together with the present value of the net minimum lease payments at December 31, 2010:

2011	$163,819
2012	140,818
2013	44,584
Total minimum lease payments	349,221

Less amount representing interest	(43,215)

Present value of minimum capitalized payments	306,006
Less current portion	(137,435)
Long-term capital lease obligations	$168,572

Property and equipment included $520,756 and $105,924 and accumulated depreciation included $139,150 and $75,064 acquired through capital leases as of December 31, 2010 and 2009, respectively. Depreciation expense of $64,086 and $18,013 is included in the total depreciation expense for the years ended December 31, 2010 and 2009, respectively. Interest expense under these leases were $19,752 and $3,979 for the years ended December 31, 2010 and 2009, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Unionway International, LLC, an entity controlled by Bing Liu, a former officer and director, provided software development services to the Company. During the years ended December 31, 2010 and 2009, the Company paid Unionway International, LLC $0 and $49,500, respectively. Mr. Liu is on the Company’s advisory board as of the date of this filing.

The Company purchased promotional items with the Company’s name and logo on them from VK Productions, an entity controlled by Mr. Guseinov’s spouse. During the years ended December 31, 2010 and 2009, the Company paid VK Productions $31,676 and $10,950, respectively.

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement with GRM as more fully described in Note 5 above.  Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf. As compensation for the services the Company issued warrants to GRM. See Note 5 for a detailed description of all warrants issued to GRM and the vesting of those warrants. The Media and Marketing Services Agreement was amended on October 15, 2010 to add a monthly creative management fee of $75,000 as all of the warrants issued to GRM had vested.  The Company paid GRM $191,129 in creative management fees for the year ended December 31, 2010.

In addition, GRM invoiced the Company $422,573 and $91,867 for the years ended December 31, 2010 and 2009 for their overhead expense reimbursement on media costs incurred by GRM pursuant to the Media Agreement.

On June 23, 2009, the Company appointed a representative of GRM to the Company’s board of directors pursuant to the Media and Marketing Services Agreement.  On October 22, 2010, the Company and GRM entered into a Third Amendment to the Media and Marketing Services Agreement (“the Third Amendment”), effective as of October 15, 2010.  Pursuant to the Third Amendment, GRM has the right to appoint one observer to the board of directors at any time when there is no GRM director on the board of directors.  Effective October 25, 2010, the GRM representative to the Company’s board of directors resigned and GRM appointed an observer.

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

In consideration of the license granted to GRM in the License Agreement, GRM will pay royalties to the Company on a product-by-product basis for each annual subscription and each annual renewal by end users of the products covered by the License Agreement.  Upon the achievement of certain milestones or conditions in the License Agreement, GRM will make annual advances of royalties to the Company in the amount of $250,000 per year.  If GRM fails to pay an annual advance when due, and if certain other conditions are met, the License shall become non-exclusive.  The Company did not record any revenue under the License Agreement in 2010.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8 - RELATED PARTY TRANSACTIONS

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

The License Agreement may be terminated by mutual consent of the parties.  The License Agreement may also be terminated by either party upon a default of the other party under the License Agreement that remains uncured for 30 days following notice of such default.  Additionally, GRM may terminate the License Agreement at any time for convenience, provided that GRM may not market any antivirus or Internet security products or services that compete with the Company’s products or services in the distribution channels covered by the License Agreement for one year following such a termination for convenience.  On October 22, 2010, the Company and GRM entered into a First Amendment to the License Agreement (“the First Amendment”), effective as of October 15, 2010.  Pursuant to the First Amendment, the royalties payable in Schedule D to the License Agreement were amended and GRM was provided the one time right to cause the eighteen months cutoff date (to which reference is made in the definition of the International Roll-Out Date) to be delayed for a period of up to 12 months in the event that GRM elects to delay its marketing of the products in the International Territory for legitimate business reasons, including, without limitation, delays in the development of the required processes, systems or other aspects of GRM’s business.

See Note 6 for a detailed description of the GR Note and Revolving Credit Facility. See Note 10 for subsequent events related to GRM.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Royalty Agreement
On July 24, 2009, the Company entered into a licensing agreement with Wiley Publishing, Inc., owner of the For Dummies® trademark, for use of the For Dummies® trademark in connection with the manufacture, development, operation, sale, distribution and promotion of the Company’s products.  The term of the agreement is five years with an option for the Company to renew for an additional five years provided that the Company has paid to Wiley a minimum royalty of $2,000,000 during the initial term of the agreement. The Company paid a $100,000 non-refundable royalty advance that is recorded in prepaid expenses on the accompanying balance sheet as of December 31, 2010 and 2009.

Operating Leases
The Company's primary offices are in Los Angeles, California.  The Company entered into a lease on October 19, 2007 which commenced on March 24, 2008 for approximately 4,742 rentable square feet of office space with a term of sixty-two months. On October 9, 2009, the Company entered into a second amendment of its lease with its current landlord to relocate and to occupy approximately 16,000 square feet in the building to accommodate growth. The lease calls for a base monthly rent of $35,060 with annual increases of 3% plus common area expenses with a term of ten years.  The Company’s rent on its original space was abated beginning July 1, 2009 and the abatement continues on the new space for a period of fourteen (14) months from the date the Company began to occupy the new space, which was February 1, 2010, as long as the Company abides by all the terms and conditions of the lease and if no event of default occurs. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the lease term. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. On August 9, 2010, the Company entered into a third amendment to the lease for the Company’s premises. Pursuant to the third amendment, the Company will occupy an additional 16,000 square feet in the building to accommodate growth. The third amendment requires a base monthly rent upon occupancy of $35,060 for the additional space, making the total base monthly rent $70,120, with annual increases of 3%.  The Company began to occupy the additional space on December 1, 2010. The third amendment provides for six months of rent abatement on the additional space as long as the Company occupies the space for the full lease term. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. Aside from the monthly rent, the Company is required to pay its share of common operating expenses.

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

The Company also leases equipment under operating leases that expire at various dates through 2013.

As of December 31, 2010, the Company's future minimum lease payments required under the operating leases with initial or remaining terms in excess of one year are as follows:

Years Ending December 31,
2011	$724,051
2012	889,973
2013	909,649
2014	935,542
2015	963,608
Thereafter	4,198,061
Total	$8,620,884

Total rent expense for the years ended December 31, 2010 and 2009 was $403,976 and $155,288, respectively, which is included in general and administrative expense.

Employment Agreements
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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Litigation
In the ordinary course of business, the Company faces various claims brought by third parties including class action suits and the Company may, from time to time, make claims or take legal actions to assert its rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of its products. Any of these claims could subject the Company to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or the Company’s policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on the Company’s operations or financial position.

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

CYBERDEFENDER CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 10 – SUBSEQUENT EVENTS

Effective as of February 25, 2011, the Company and GRM entered into a Loan Modification Agreement (the “Loan Modification Agreement”) pursuant to which the Company and GRM agreed to convert the existing indebtedness evidenced by the Credit Facility to indebtedness that is convertible into shares of the Company’s common stock.  Pursuant to the Loan Modification Agreement, the Company and GRM agreed: (i) to amend and restate the Credit Facility on the terms and conditions of an Amended and Restated Nine Percent (9%) Secured Convertible Promissory Note made as of February 25, 2011, and due March 31, 2012 (the “Amended and Restated Note”); (ii) that the entire outstanding indebtedness under the Credit Facility will be repaid in accordance with the terms and conditions of the Amended and Restated Note; and (iii) that the Credit Agreement is replaced and superseded in its entirety by the Loan Modification Agreement.

The principal amount of the Amended and Restated Note is $5,700,734.  Simple interest on the aggregate unconverted and outstanding principal amount of the Amended and Restated Note at the rate of 9% per annum is payable by the Company to GRM on the first day of each calendar quarter during the term of the Amended and Restated Note.  At any time, and until it is paid in full, the Amended and Restated Note may be converted by GRM to shares of the Company’s common stock, in whole or in part and from time to time.  The Conversion Price is the lower of $2.20 or a price which is equal to the lowest Volume Weighted Average Price (as that term is defined in the Amended and Restated Note) for any five consecutive Trading Day (as that term is defined in the Amended and Restated Note) period ending on or prior to March 31, 2011, and subject to adjustment as set forth in the Amended and Restated Note.  Based on the Company’s stock price through the date of this report, the Conversion Price of the Amended and Restated Note will decrease.  As a result, the Company will record a discount on the Amended and Restated Note due to this beneficial conversion feature.  The Company expects that discount to be approximately $1.0 million that will be recognized in interest expense – related party during the period April 1, 2011 to the debt maturity date.

The Amended and Restated Note: (i) provides for a reduction in the Conversion Price in the event of a “Dilutive Issuance” (as that term is defined in the Amended and Restated Note) during the period from February 25, 2011 through June 30, 2011, but in no event reduced to an amount less than $1.75; and (ii) permits the Company, in order to cause the stockholder approval requirements of the NASDAQ Marketplace Rules (as that term is defined in the Amended and Restated Note) not to apply to a Dilutive Issuance, to limit the amount of the reduction to the Conversion Price upon a Dilutive Issuance and pay GRM an amount calculated in accordance with the provisions of the Amended and Restated Note.

Pursuant to the Security Agreement, the Company granted to GRM a second lien priority security interest in all of the Company’s assets subject only to liens existing on the original issue date in favor of GRM under: (i) the 9% Secured Convertible Promissory Note, dated March 31, 2010, in the original amount of $5,300,000, issued by the Company in favor of GRM (the “Senior Promissory Note”); (ii) the Loan and Securities Purchase Agreement, dated as of March 31, 2010, by and between the Company and GRM (the “Loan and Securities Purchase Agreement”); and (iii) the Security Agreement, dated as of March 31, 2010, executed by the Company in favor of GRM (collectively, the “Senior Loan Documents”).  The Amended and Restated Note provides that the Security Agreement and the liens created under the Security Agreement remain in full force and effect and secure the Company’s obligations under the Amended and Restated Note, and that the Company’s indebtedness and obligations to GRM under the Amended and Restated Note are subordinated to the Company’s indebtedness to GRM under the Senior Loan Documents.

Upon an Event of Default (as that term is defined in the Amended and Restated Note), the interest rate on the outstanding principal balance and all other amounts due and owing under the Amended and Restated Note will increase to 15% per annum and the full principal amount, together with all accrued but unpaid interest, is due and payable in cash.

The Loan Modification Agreement provides that, upon an Event of Default (as that term is defined in the Loan Modification Agreement) GRM also has the right, but not the obligation, in GRM’s sole discretion and at the Company’s sole cost and expense, but subject to approval by a majority of the independent directors of the Company’s Board of Directors, which approval will not be withheld unreasonably, to require the Company to retain a consultant or hire a Company executive who would be senior to the Company’s Chief Executive Officer and Chief Financial Officer (the “Senior Business Advisor”).  The Senior Business Advisor would oversee the management and operations of the Company, subject to the direction of the Company’s Board of Directors (the “Board”).  The Senior Business Advisor would report directly to the Board, and the Company’s existing senior management would report to the Senior Business Advisor during the tenure of the Senior Business Advisor, which would be only for the duration of the Event of Default.

In connection with the matters described above, effective as of February 25, 2011, the Company and GRM entered into a second amendment to the Senior Promissory Note (the “Second Amendment”).  Pursuant to the Second Amendment, Section 1 of the Senior Promissory Note was amended and restated to provide that the Original Conversion Price (as that term is defined in the Senior Promissory Note) shall be $2.20.

In connection with the matters described above, effective as of February 25, 2011, the Company and GRM entered into a limited waiver of the provisions of Section 4.13 of the Loan and Securities Purchase Agreement (the “Waiver”).  Pursuant to the Waiver, GRM agreed to a one-time waiver of its right to participate in a Qualified Common Stock Offering (as that term is defined in the Waiver) that closes on or before June 30, 2011.

In connection with the matters described above, effective as of February 25, 2011, the Company and GRM entered into a Fifth Amendment to the Media Services Agreement (the “Fifth Amendment”) which amends and restates Section 2.2 of the Media Services Agreement to provide that the Company shall reimburse GRM for certain Media Costs (as that term is defined in the Media Services Agreement) no later than 30 days following the Company’s receipt of the applicable GRM invoice.

During January 2011, certain holders of warrants to purchase shares of the Company’s common stock exercised their warrants for cash.  The holders exercised warrants for the purchase of 98,875 shares of common stock at exercise prices from $1.00 to $1.25.  The Company received net proceeds of $109,784, net of fees of $5,778.

During March 2011, the Company offered certain holders of warrants to purchase shares of the Company’s common stock a discount on their exercise price if they exercised their warrants for cash.  The holders exercised warrants for the purchase of 553,356 shares of common stock at exercise prices from $0.75 to $0.94.  The original exercise prices ranged from $1.00 to $1.25. The Company received net proceeds of $436,072, net of fees $22,951.