Form 10-Q
period 2011-03-31
CYBERDEFENDER CORP
filed 2011-05-12
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 333-138430

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-1205833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
☐ Yes ☒ No

As of May 9, 2011, 28,143,870 shares of the registrant’s common stock, $0.001 par value, were outstanding.

CYBERDEFENDER CORPORATION
FORM 10-Q
March 31, 2011

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$5,923,410	$2,649,061
Restricted cash	2,279,807	3,079,394
Accounts receivable	2,352,833	2,385,920
Deferred financing costs, current	170,511	103,484
Prepaid expenses	303,224	195,258
Deferred charges, current	750,521	1,147,764

Total Current Assets	11,780,306	9,560,881

PROPERTY AND EQUIPMENT, net	1,723,277	1,742,675
DEFERRED FINANCING COSTS, net of current portion	-	6,377
DEFERRED CHARGES, net of current portion	283,071	402,772
OTHER ASSETS	260,715	269,314

Total Assets	$14,047,369	$11,982,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$6,740,623	$6,275,896
Accounts payable and accrued expenses – related party	3,955,776	1,447,257
Accrued expenses	1,710,093	1,788,435
Deferred revenue, current	13,178,356	11,342,211
Convertible notes payable – related party, net of discount	8,815,945	-
Capital lease obligations, current	133,819	137,435

Total Current Liabilities	34,534,612	20,991,234

DEFERRED RENT	686,821	466,920
DEFERRED REVENUE, less current portion	5,141,755	4,116,442
CONVERTIBLE NOTES PAYABLE – RELATED PARTY, net of discount	-	9,825,056
CAPITAL LEASE OBLIGATIONS, less current portion	142,959	168,572

Total Liabilities	40,506,147	35,568,224

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Common stock, no par value; 100,000,000 shares authorized; 28,121,933 and 27,327,702 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	28,122	27,328
Additional paid-in capital	63,988,949	60,926,037
Accumulated deficit	(90,475,849)	(84,539,570)

Total Stockholders’ Deficit	(26,458,778)	(23,586,205)

Total Liabilities and Stockholders’ Deficit	$14,047,369	$11,982,019
See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2011	2010
REVENUE:
Services	$10,010,778	$4,479,404
Software and other	5,365,115	4,997,926
Total Net Revenue	15,375,893	9,477,330
COST OF REVENUE:
Services	6,826,460	2,931,839
Software and other	303,059	223,211
Total Cost of Revenue	7,129,519	3,155,050

GROSS PROFIT	8,246,374	6,322,280

OPERATING EXPENSES:
Media and marketing services	6,269,850	4,662,834
Media and marketing services – related party	355,332	5,567,097
Product development	1,113,537	752,127
Selling, general and administrative	5,376,724	3,426,956
Depreciation and amortization	91,853	20,242
Total Operating Expenses	13,207,296	14,429,256

LOSS FROM OPERATIONS	(4,960,922)	(8,106,976)

OTHER INCOME/(EXPENSE):
Interest expense – related party	(867,623)	-
Interest expense, net	(5,017)	(219,169)
Loss on securities modifications	(102,717)	-
Total Other Expense, net	(975,357)	(219,169)

NET LOSS	$(5,936,279)	$(8,326,145)

Basic and fully diluted net loss per share	$(0.22)	$(0.32)

Weighted Average Shares Outstanding:
Basic and fully diluted	27,600,342	25,758,260

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,936,279)	$(8,326,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	124,200
Amortization of debt discount – related party	605,247	-
Provision for doubtful accounts receivables	-	143,805
Depreciation and amortization	91,853	20,242
Compensation expense from vested stock options	227,913	91,361
Amortization of deferred financing costs	11,963	47,892
Warrants issued for media and marketing services – related party	-	5,489,789
Shares and warrants issued for services	274,147	549,543
Loss on securities modifications	102,717	-
Changes in operating assets and liabilities:
Restricted cash	799,587	(352,765)
Accounts receivable	33,087	(272,184)
Prepaid expenses	(107,966)	21,264
Deferred charges	516,944	(43,227)
Other assets	8,599	(42,298)
Accounts payable and accrued expenses	808,569	522,456
Accounts payable and accrued expenses – related party	2,508,519	-
Deferred revenue	2,861,458	840,614
Cash Flows Provided by/(Used In) Operating Activities:	2,806,356	(1,185,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(68,033)	(358,725)
Cash Flows Used In Investing Activities	(68,033)	(358,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable, net of costs	-	4,948,982
Principal payments on capital lease obligations	(33,651)	(5,026)
Proceeds from exercise of stock options	429	33,925
Proceeds from exercise of stock warrants, net of placement fees	569,248	131,675
Cash Flows Provided by Financing Activities	536,026	5,109,556

NET INCREASE IN CASH	3,274,349	3,565,378

CASH, beginning of period	2,649,061	3,357,510

CASH, end of period	$5,923,410	$6,922,888

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,895	$121,501

Supplemental schedule of non-cash investing and financing activities:
Discount on note payable	$1,889,252	$908,571
Property and equipment acquired through capital lease obligations	$4,422	$228,172

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by CyberDefender Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. The results for the three-month interim period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
The Company, based in Los Angeles, California, develops and markets remote LiveTech support services, antimalware software, identity protection services, online backup services and computer optimization software to the consumer and small business market. The Company markets its products directly to consumers through multiple channels including television, radio, the Internet and print. The Company’s goal is to be a leading provider of advanced solutions to protect consumers and small businesses against threats such as Internet viruses, spyware and identity theft, and to provide remote technical resolution services.

Our software products include CyberDefender Early Detection Center, a comprehensive antispyware and antivirus security suite, and CyberDefender Registry Cleaner, a computer optimization suite.  Both products are compatible with Windows XP, Vista and 7.

CyberDefender also provides LiveTech services 24 hours a day and 365 days a year. Our technicians are available to address computer problems that cannot be resolved with simple do-it-yourself software. Our technicians connect to customers’ computers using a popular remote access software and provide our customers with quick and reliable computer repair. Repair and optimization services include (but are not limited to) malware removal, speed optimization, software updates, file backup, privacy optimization and hardware troubleshooting.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity
The Company has experienced operating losses for the last five fiscal years.  Management has implemented plans to continue to build its revenue base, expand sales and marketing and improve operations, however, through December 31, 2010, the Company continued to operate at negative cash flow.  For the three months ended March 31, 2011 and the year ended December 31, 2010, the Company has incurred a net loss of $5.9 million and $39.6 million, respectively.  As of March 31, 2011 and December 31, 2010, the Company had an accumulated deficit in retained earnings of $90.5 million and $84.5 million, respectively.  To date, the Company's operations have been primarily financed through debt and equity proceeds from private placement offerings.  If the Company is unable to meet its financial projections for fiscal year 2011, cash generated from operations may not be sufficient to fund operations.  The Company would then need to obtain additional financing to provide working capital for fiscal 2011 and to repay the obligations to GRM due on March 31, 2012.  If the Company was unable to meet its financial projections or obtain additional funding, we expect we would be able to renegotiate the terms of the GRM debt, however, there can be no assurance that this would occur. Failure to obtain additional funding or an amendment to the GRM debt may require us to significantly curtail our operations which could have a material adverse impact on our results of operations and financial position.

Reclassification
To conform to the current year's presentation, as a result of management's continuing analysis of its financial reporting, the Company consolidated its 2010 investor relations and other related consulting expense and income tax expense with selling, general and administrative expense on the statement of operations. The Company also broke out related party expenses for media and marketing service and interest expense. These reclassifications had no effect on the previously reported net loss for 2010.

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

Internal Use Software
Certain costs related to computer software developed or obtained for internal use are capitalized. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software solely to meet the Company’s internal needs. Capitalized costs will be amortized on a straight-line basis over the estimated useful lives of the underlying software, which generally are three years. The Company capitalized $0.6 million of costs which are included in property and equipment on the accompanying balance sheet as of March 31, 2011 and December 31, 2010.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

Deferred Charges
The Company uses a third party to provide technical support services associated with the CyberDefenderULTIMATE product, which is no longer being sold but is still supported.  The costs associated with this service are deferred and amortized against the recognition of the related sales revenue. Included in short-term and long-term deferred revenue as of March 31, 2011 is $893,000 and $183,000, respectively, related to the CyberDefenderULTIMATE product. Additionally, the Company incurred approximately $300,000 in set-up and implementation costs related to its CRM platform in late 2010.  The Company is amortizing these costs over the three year term of the agreement. The Company amortized approximately $22,000 for the three months ended March 31, 2011.

Advertising Costs
The Company expenses advertising costs as they are incurred. As described in detail in Note 4 below, the Company issued warrants for media and marketing services.  The non-cash value of those warrants is included in media and marketing services on the accompanying statements of operations.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

Reserve for Refunds
The Company’s policy with respect to refunds is to offer refunds within the first 30 days after the date of purchase. The Company may voluntarily issue refunds to customers after 30 days of purchase, however the majority are issued within 30 days of the original sale and are charged against the associated sale or deferred revenues (as applicable). Refunds were $2.6 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company recorded a reserve for refunds of $300,000 and $0, respectively.

Concentrations of Risk
As of March 31, 2011, all of our cash was maintained at a major financial institution in the United States. At times, deposits held with the financial institution may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (“FDIC”) which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. As of March 31, 2011, the Company had a balance of approximately $5,865,000 in excess of the FDIC limit.

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

The Company does not have any unrecognized tax benefits as of March 31, 2011 and December 31, 2010 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March 31, 2011.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

Loss Per Share
In accordance with FASB ASC Topic 260, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2011 and 2010, there were 26,634,464 and 17,627,439 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before March 31, 2011 which are applicable to the Company.

In September 2009, the FASB issued an update to its accounting guidance regarding multiple-deliverable revenue arrangements. The guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company adopted this guidance on January 1, 2011 and it did not have a material impact on its financial statements.

In October 2009, the FASB issued an update to its accounting guidance regarding software revenue recognition. The guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in FASB ASC Topic 985, “Software.” In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 but may be early adopted. The Company adopted this guidance on January 1, 2011 and it did not have a material impact on its financial statements.

In January 2010, the FASB issued an update to its accounting guidance regarding fair value measurement and disclosure. The guidance affects the disclosures made about recurring and non-recurring fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010.  The Company adopted this guidance on January 1, 2011 and it did not have a material impact on its financial statements.

NOTE 3 – RESTRICTED CASH

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral.  The amount of the deposit is at the discretion of the financial institution and as of March 31, 2011 and December 31, 2010 was $10,000. Under a separate credit card processing agreement with a different financial institution, the Company is also required to maintain a security reserve deposit as collateral. The amount of the deposit was based on 10% of the six-month rolling sales volume and was approximately $2.8 million as December 31, 2010. The security reserve deposit was funded by the institution withholding a portion of daily cash receipts from Visa and MasterCard transactions. During February 2011, the Company negotiated the deposit amount down to $2.0 million.  The amount of the deposit was $2.0 million as of March 31, 2011.

On September 30, 2009, the Company entered into a second amendment to its lease as more fully described in Note 7 below. As part of the amendment the Company is required to issue a $250,000 letter of credit as a security deposit. The letter of credit is collateralized by cash held in an account at the Company’s bank. The account is interest bearing and the Company receives the interest that is earned.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT

Stock warrants
On March 24, 2009, the Company entered into a Media and Marketing Services Agreement with GRM.  Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf.  During the term of the agreement, which is to continue until December 31, 2013, as amended, subject to certain rights of termination, GRM will be the exclusive provider of all media purchasing and direct response production services.  GRM has the option to appoint a representative to the Company’s board of directors throughout the term of the agreement and for so long as GRM owns shares of the Company’s common stock or the right to purchase shares of the Company’s common stock which constitute at least 5% of the Company’s issued and outstanding common stock.

In conjunction with the execution of the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second five-year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per. This warrant may be exercised only for cash.  Finally, the Company agreed to issue to GRM a five-year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and is subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock will vest.  As of March 31, 2010, the right to purchase 3,383,470 of the 8,000,000 Media Services Warrant shares has vested and was valued at $10,120,996 using the Black-Scholes pricing model.  During the three months ended March 31, 2011 and 2010, 0 and 1,546,138 warrants vested, and $0 and $5,489,789 was expensed to media and marketing services expense. As of March 31, 2011, all of the warrants had vested.

On April 1, 2009, the Company entered into an agreement with a consultant for management consulting and business advisory services on an as needed basis.  The consultant was granted a warrant to purchase 850,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.25.  These warrants vest as follows: 300,000 immediately and 50,000 per month on the 1st day of each month commencing May 1, 2009 and ending March 1, 2010. As of March 31, 2010, all of the warrant shares have vested.  During the three months ended March 31, 2010, $523,610 was expensed to selling, general and administrative expense.

On August 1, 2009, the Company entered into an agreement with a consultant for business development services related to the signing of the Wiley licensing contract.  The consultant was granted a warrant to purchase 55,000 shares of the Company’s common stock for a period of three years at an exercise price of $2.18.  The warrant was to vest 15,000 shares at the signing of the Wiley contract, 15,000 shares at the Wiley launch and 25,000 shares at the earlier of the first anniversary date of the agreement or when sales of the Wiley branded products exceed 100,000 units. The second 15,000 warrant shares vested during the three months ended March 31, 2010 and $25,933 was expensed to selling, general and administrative expense.

During March 2011, the Company offered certain holders of warrants to purchase shares of the Company’s common stock a discount on their exercise price if they exercised their warrants for cash.  The holders exercised warrants for the purchase of 593,356 shares of common stock at exercise prices from $0.75 to $0.94.  The original exercise prices ranged from $1.00 to $1.25. The Company received net proceeds of $464,572, net of fees $24,451. The Company has recorded the incremental difference in the fair value of the original and modified instruments on the date of modification.  The fair value of the modified instruments was determined using a Black-Scholes option-pricing model. The resulting incremental fair value of the warrants originally issued for services of $14,147 was recorded as a charge to selling, general and administrative expense. The resulting incremental fair value of $102,717 associated with all other warrants was recorded as a charge to loss on securities modifications.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

The following represents a summary of the warrants outstanding at March 31, 2011 and 2010 and changes during the three months then ended:

	Three Months Ended
	March 31, 2011			March 31, 2010
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average	Aggregate
	of	Exercise	Intrinsic	Of	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Prices	Value

Outstanding, beginning of period	18,723,313	$1.22		13,026,657	$1.20

Issued	-			1,546,138	$1.25
Exercised	(689,231)	$1.11		(126,750)	$1.11
Outstanding, end of period	18,034,082	$1.22	$10,210,095	14,446,045	$1.20	$41,829,743

Exercisable, end of period	18,034,082	$1.22	$10,210,095	14,421,045	$1.20	$41,781,743

The following table summarizes information about warrants outstanding at March 31, 2011:
		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)
$ 1.00	2,249,661	0.6
$ 1.01	700,306	4.7
$ 1.20	221,750	1.9
$ 1.25	14,602,375	2.6
$ 1.80	2,500	3.1
$ 1.83	125,000	3.1
$ 2.05	77,490	3.5
$ 2.18	55,000	1.5

	18,034,082

The weighted average grant date fair value of warrants granted during the three months ended March 31, 2011 and 2010 was $0 and $3.55 per share, respectively. The weighted average remaining life of the vested warrants is 2.4 years.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

Stock options
In January 2005, the Company adopted the CyberDefender Corporation 2005 Stock Option Plan (sometimes called the CyberDefender Corporation 2005 Equity Incentive Plan and referred to herein as the “2005 Plan”), which provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2005 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a  period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted from the 2005 Plan is 931,734 shares, of which awards for the purchase of 630,733 shares have been granted and are outstanding, awards for the purchase of 238,125 shares have been exercised and awards for the purchase of 62,876 shares are available for grant at March 31, 2011.

On October 30, 2006, the Company adopted the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of stock based awards that may be granted from the 2006 Plan is 2,875,000 shares, of which awards for the purchase of 2,163,997 shares have been granted and are outstanding, awards for the purchase of 326,691 shares have been exercised, awards of stocks totaling 286,666 shares have been awarded and awards for the purchase of 97,368 shares are available for grant at March 31, 2011.

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

In April 2010, pursuant to an amended and restated employment agreement Mr. Harris shall retain the entire option grant for 400,000 shares pursuant to the original employment agreement (which includes bonus options for 2009 and 2010 as required by the original agreement) (collectively, the “Original Option Grant”), of which 325,000 option shares are hereby deemed fully vested, and of which 75,000 option shares shall vest in three quarterly increments, with the first quarterly increment of 25,000 option shares vesting on June 30, 2010, the second quarterly increment of 25,000 option shares vesting on September 30, 2010 and the third quarterly increment of 25,000 option shares vesting on December 31, 2010. In addition to the Original Option Grant, the Company granted Mr. Harris an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $4.00 per share, which shall vest in equal monthly increments over the 3-year term of the amended employment agreement effective as of January 1, 2010.

In April 2010, the Company granted Igor Barash, Chief Operating Officer, an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $4.00 per share, which shall vest in equal monthly increments over the 3-year term of his amended employment agreement effective as of January 1, 2010.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Three Months
	March 31, 2011				March 31, 2010
			Weighted				Weighted
		Weighted	Average			Weighted	Average
	Number	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Options	Prices	Term	Value

Outstanding, beginning of period	2,735,896	$2.07	7.62		1,856,293	$1.09

Granted	140,000	$2.28	9.89		119,813	$2.96

Exercised	(40,000)	$0.01	3.76		(28,958)	$1.17

Forfeited	(41,166)	$3.56	-		(37,749)	$1.85

Outstanding, end of period	2,794,730	$2.09	7.54	$1,747,673	1,909,399	$1.19	7.44	$5,555,241

Vested, exercisable and expected to vest in the future	2,495,337	$1.90	7.34	$1,762,799	1,719,162	$1.09	7.25	$5,182,381

Exercisable, end of period	1,752,496	$1.33	6.64	$1,660,189	1,206,171	$0.84	6.55	$3,932,303

The weighted-average grant date fair value of options granted during the three months ended March 31, 2011 and 2010 was $1.25 and $3.03 per option, respectively.

As of March 31, 2011 and 2010, 1,042,234 and 703,228 of the options granted are not vested with an estimated remaining value of $1,479,596 and $892,165, respectively. At March 31, 2011 and 2010, the remaining value of non vested options granted is expected to be recognized over the weighted average vesting period of 2.64 and 2.43 years, respectively.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $227,913 and $91,361 in selling, general and administrative expense for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011 and 2010, 40,000 and 28,958 employee stock options were exercised for total proceeds to the Company of $429 and $33,925, respectively.  The aggregate intrinsic value of the exercised options was $111,172 and $90,532 for the three months ended March 31, 2011 and 2010, respectively.

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

The total value of the 2009 8% Convertible Notes was allocated between the 2009 8% Convertible Notes and the discount, which amounted to $745,200. The discount was being amortized over the term of the 2009 8% Convertible Notes. The Company amortized $124,200 to interest expense related to the 2009 8% Convertible Notes for the three months ended March 31, 2010. All of the 2009 8% Convertible Notes converted on May 15, 2010.

On March 31, 2010, the Company issued in a private placement to GRM a 9% Secured Convertible Promissory Note in the aggregate principal amount of $5.3 million (the “GR Note”), due March 31, 2012.  The Company received net proceeds of $5.0 million after payment of an issuance fee of $300,000 to GRM.  The Company has recorded the $300,000 as a discount to the GR Note as if the amount were an original issue discount. The GR Note will accrue simple interest at the rate of 9% per annum, payable on the first day of each calendar quarter in cash; provided, however, that GRM may elect to cause the accrued unpaid interest for any applicable quarter to be added to the then outstanding principal amount of the GR Note in lieu of a cash payment of interest by delivering written notice of such election to the Company no later than 15 days prior to the applicable interest payment date.   GRM chose to have the interest payments due July 1, 2010 and January 1, 2011 added to the aggregate principal amount of the GR Note increasing the principal amount to $5,541,183 as of March 31, 2011.  For the three months ended March 31, 2011 and 2010 the Company recorded interest expense of $124,677 and $0 under the GR Note.

The outstanding principal amount of the GR Note and accrued unpaid interest due thereon may be converted, at GRM’s election, into the Company’s common stock at a conversion price of $3.50 per share (the “Conversion Price”), subject to adjustment only in the event of stock splits, dividends, combinations, reclassifications and the like.  Effective as of February 25, 2011, the Company and GRM entered into a second amendment to the GR Note to provide that the Conversion Price shall be reduced to $2.20. The Company remeasured the intrinsic value of the conversion feature embedded in the GR Note at the time of the reduction in the conversion price and determined that the fair value of the change was $877,824 which was added to the discount.  The GR Note was amended subsequent to March 31, 2011. See Note 9 below.

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

As part of the transaction, the Company incurred deferred financing costs of approximately $51,000. These costs are being amortized over the term of the GR Note.  The Company recorded amortization of $11,963 and $0 to interest expense during the three months ended March 31, 2011 and 2010, respectively.

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

The Company recorded interest expense of $77,280 for the three months ended March 31, 2011, which was added to the principal amount of the Credit Facility.

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

The principal amount of the Amended and Restated Note is $5,700,734, which included the balance of the Credit Facility plus accrued interest plus the 10% repayment fee.  Simple interest on the aggregate unconverted and outstanding principal amount of the Amended and Restated Note at the rate of 9% per annum is payable by the Company to GRM on the first day of each calendar quarter during the term of the Amended and Restated Note.  At any time, and until it is paid in full, the Amended and Restated Note may be converted by GRM to shares of the Company’s common stock, in whole or in part and from time to time.  The Conversion Price is the lower of $2.20 or a price which is equal to the lowest Volume Weighted Average Price (as that term is defined in the Amended and Restated Note) for any five consecutive Trading Day (as that term is defined in the Amended and Restated Note) period ending on or prior to March 31, 2011, and subject to adjustment as set forth in the Amended and Restated Note.  The Conversion Price was adjusted to $1.86 as of March 31, 2011.  As a result, the Company recorded a discount on the Amended and Restated Note due to this beneficial conversion feature of $1.0 million. The Company recorded interest expense of $386,651 for the three months ended March 31, 2011, for the 10% repayment fee on the Credit Facility.

The Amended and Restated Note: (i) provides for a reduction in the Conversion Price in the event of a “Dilutive Issuance” during the period from February 25, 2011 through June 30, 2011, but in no event reduced to an amount less than $1.75; and (ii) permits the Company, in order to cause the stockholder approval requirements of the NASDAQ Marketplace Rules not to apply to a Dilutive Issuance, to limit the amount of the reduction to the Conversion Price upon a Dilutive Issuance and pay GRM an amount calculated in accordance with the provisions of the Amended and Restated Note.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

Pursuant to the Security Agreement, the Company granted to GRM a second lien priority security interest in all of the Company’s assets subject only to liens existing on the original issue date in favor of GRM under: (i) the GR Note, dated March 31, 2010, in the original amount of $5,300,000, issued by the Company in favor of GRM; (ii) the Loan and Securities Purchase Agreement, dated as of March 31, 2010, by and between the Company and GRM; and (iii) the Security Agreement, dated as of March 31, 2010, executed by the Company in favor of GRM (collectively, the “Senior Loan Documents”).  The Amended and Restated Note provides that the Security Agreement and the liens created under the Security Agreement remain in full force and effect and secure the Company’s obligations under the Amended and Restated Note, and that the Company’s indebtedness and obligations to GRM under the Amended and Restated Note are subordinated to the Company’s indebtedness to GRM under the Senior Loan Documents.

Upon an Event of Default, the interest rate on the outstanding principal balance and all other amounts due and owing under the Amended and Restated Note will increase to 15% per annum and the full principal amount, together with all accrued but unpaid interest, is due and payable in cash.

The Loan Modification Agreement provides that, upon an Event of Default, GRM also has the right, but not the obligation, in GRM’s sole discretion and at the Company’s sole cost and expense, but subject to approval by a majority of the independent directors of the Company’s Board of Directors, which approval will not be withheld unreasonably, to require the Company to retain a consultant or hire a Company executive who would be senior to the Company’s Chief Executive Officer and Chief Financial Officer (the “Senior Business Advisor”).  The Senior Business Advisor would oversee the management and operations of the Company, subject to the direction of the Company’s Board of Directors (the “Board”).  The Senior Business Advisor would report directly to the Board, and the Company’s existing senior management would report to the Senior Business Advisor during the tenure of the Senior Business Advisor, which would be only for the duration of the Event of Default.

In connection with the matters described above, effective as of February 25, 2011, the Company and GRM entered into a limited waiver of the provisions of Section 4.13 of the Loan and Securities Purchase Agreement (the “Waiver”).  Pursuant to the Waiver, GRM agreed to a one-time waiver of its right to participate in a Qualified Common Stock Offering that closes on or before June 30, 2011.

In connection with the matters described above, effective as of February 25, 2011, the Company and GRM entered into a Fifth Amendment to the Media Services Agreement (the “Fifth Amendment”) which amends and restates Section 2.2 of the Media Services Agreement to provide that the Company shall reimburse GRM for certain Media Costs no later than 30 days following the Company’s receipt of the applicable GRM invoice.

Convertible notes payable consist of the following:
	March 31, 2011	December 31, 2010
GR Note	5,541,183	5,541,183
2011 GR Note	5,700,774	-
Credit Facility	-	5,039,230
Unamortized discount	(2,426,012)	(755,357)
Convertible notes payable, net	$8,815,945	$9,825,056

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan under 401(k) of the Internal Revenue Code that covers employees meeting certain service requirements. The total amount contributed by the Company to the plans is determined by the plan provisions. During the three months ended March 31, 2011 and 2010, the cost of Company matching contributions was $24,424 and $14,873, respectively.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Royalty Agreement
On July 24, 2009, the Company entered into a licensing agreement with Wiley Publishing, Inc., owner of the For Dummies® trademark, for use of the For Dummies® trademark in connection with the manufacture, development, operation, sale, distribution and promotion of the Company’s products.  The term of the agreement is five years with an option for the Company to renew for an additional five years provided that the Company has paid to Wiley a minimum royalty of $2,000,000 during the initial term of the agreement. The Company paid a $100,000 non-refundable royalty advance that is recorded in prepaid expenses on the accompanying balance sheet.  There was no royalty expense for the three months ended March 31, 2011 and 2010.

Operating Leases
The Company's primary offices are in Los Angeles, California.  The Company entered into a lease on October 19, 2007 which commenced on March 24, 2008 for approximately 4,742 rentable square feet of office space with a term of sixty-two months. On September 30, 2009, the Company entered into a second amendment of its lease with its current landlord to relocate and to occupy approximately 16,000 square feet in the building to accommodate growth. The lease calls for a base monthly rent of $35,060 with annual increases of 3% plus common area expenses with a term of ten years.  The Company’s rent on its original space was abated beginning July 1, 2009 and the abatement continues on the new space for a period of fourteen (14) months from the date the Company began to occupy the new space, which was February 1, 2010, as long as the Company abides by all the terms and conditions of the lease and if no event of default occurs. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the lease term. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. On August 9, 2010, the Company entered into a third amendment to the lease for the Company’s premises. Pursuant to the third amendment, the Company will occupy an additional 16,000 square feet in the building to accommodate growth. The third amendment requires a base monthly rent upon occupancy of $35,060 for the additional space, making the total base monthly rent $70,120, with annual increases of 3%.  The Company began to occupy the additional space on December 1, 2010. The third amendment provides for six months of rent abatement on the additional space as long as the Company occupies the space for the full lease term. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. Aside from the monthly rent, the Company is required to pay its share of common operating expenses.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 8 - RELATED PARTY TRANSACTIONS

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement with GRM as more fully described in Note 5 above.  Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf. As compensation for the services the Company issued warrants to GRM. See Note 5 for a detailed description of all warrants issued to GRM and the vesting of those warrants. The Media and Marketing Services Agreement was amended on October 15, 2010 to add a monthly creative management fee of $75,000 as all of the warrants issued to GRM had vested.  The Company paid GRM $225,000 in creative management fees for the three months ended March 31, 2011.

In addition, GRM invoiced the Company $130,332 and $77,307 for the three months ended March 31, 2011 and 2010 for their overhead expense reimbursement on media costs incurred by GRM pursuant to the Media Agreement.

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

In consideration of the license granted to GRM in the License Agreement, GRM will pay royalties to the Company on a product-by-product basis for each annual subscription and each annual renewal by end users of the products covered by the License Agreement.  Upon the achievement of certain milestones or conditions in the License Agreement, GRM will make annual advances of royalties to the Company in the amount of $250,000 per year.  If GRM fails to pay an annual advance when due, and if certain other conditions are met, the License shall become non-exclusive.  The Company did not record any revenue under the License Agreement for the three months ended March 31, 2011 and 2010.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

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

See Note 5 for a detailed description of the GR Note and Revolving Credit Facility. See Note 9 for subsequent events related to GRM.

NOTE 9 - SUBSEQUENT EVENTS

Effective as of April 5, 2011, the Company and GRM entered into a third amendment to the GR Note (the “Third Amendment”).  Pursuant to the Third Amendment, the GR Note was amended to provide that GRM’s total conversions of the GR Note and the 2011 GR Note are limited to conversions which in total do not exceed 5,502,963 shares, as adjusted for stock splits or combinations (the “Conversion Limitation”), which is 19.99% of the 27,528,577 shares of common stock outstanding as of February 25, 2011.  The Conversion Limitation remains effective until approval by the Company’s stockholders of the issuance of the 2010 Note and GRM’s right to convert the 2010 Note in accordance with the terms and conditions of the 2010 Note as originally issued, and exclusive of the Conversion Limitation.  Until stockholder approval is obtained, any unconverted portion of the 2010 Note will remain due and payable as non-convertible debt in accordance with the terms and conditions of the 2010 Note.  The Company is required to use commercially reasonable efforts to obtain stockholder approval at its 2011 Annual Meeting or at any subsequent special meeting of stockholders to be conducted prior to March 31, 2012, the maturity date of the 2010 Note.  In the event stockholder approval is not obtained, GRM’s right to convert the 2010 Note is subject to the Conversion Limitation, and any unconverted portion of the 2010 Note will remain due and payable as non-convertible debt in accordance with the terms and conditions of the 2010 Note.

Effective as of April 5, 2011, the Company and GRM entered into a first amendment to the 2011 Note (the “First Amendment”).  Pursuant to the First Amendment, the 2011 Note is subject to the same Conversion Limitation and stockholder approval requirements as the 2010 Note.  Until stockholder approval is obtained, any unconverted portion of the 2011 Note will remain due and payable as non-convertible debt in accordance with the terms and conditions of the 2011 Note.  In the event stockholder approval is not obtained, GRM’s right to convert the 2011 Note is subject to the Conversion Limitation, and any unconverted portion of the 2011 Note will remain due and payable as non-convertible debt in accordance with the terms and conditions of the 2011 Note.

On May 6, 2011, the Company and Edelson McGuire, LLC, a Chicago, Illinois law firm, entered into a Stipulation of Settlement (the “Stipulation”) , which is subject to court approval, to settle a class action that includes claims allegedly arising out of the Company’s design, sales and marketing of its software products and services.  A class action complaint and the Stipulation were filed in state court in Cook County, Illinois on May 6, 2011.  The Company denies the allegations in the complaint and agreed to settle the action solely to avoid the expense and distraction of litigation.

The Stipulation provides that any customer who can establish, to the Company’s satisfaction in accordance with the provisions in the Stipulation, a purchase of the Company’s software or services, and who has not previously received a refund from the Company, is entitled to a $10 refund in cash.  The total settlement fund will be $9.75 million and will not exceed that amount in any event.  The Company will receive a credit for the lesser of: (i) $7 million; or (ii) 85% of the total of all refunds it makes to customers during the period from September 1, 2010 through a date which is 30 days after the entry of the final judgment in the class action.  Although there can be no assurances, the Company believes it will be entitled to the credit of $7 million.

The balance of the settlement fund, after deducting the $7 million credit, will be $2.75 million, from which payments will be made for: (i) claims that are approved in accordance with the provisions of the Stipulation; (ii) the plaintiffs’ attorneys’ fee award; (iii) a plaintiffs’ incentive award of $3,000; and (iv) the costs of the claims administration process, which will be conducted in accordance with the provisions of the Stipulation.   The Company’s insurance carrier under the applicable insurance policy will contribute up to a maximum of $2 million to the settlement, subject to the payment by the Company of the retention (deductible) of $250,000.

Although there can be no assurances, the Company believes that the insurance carrier’s contribution will be sufficient to satisfy the payments described above given the number of claims that the Company expects will be filed, therefore no additional amount has been accrued by the Company.  Although there can be no assurances, the Company estimates that, even if all potential claimants filed claims that were approved, the Company’s total, maximum exposure under the Stipulation would be approximately $750,000.

Finally, in addition to the payments described above, the Stipulation provides that the Company will maintain certain additional disclosures relating to its products and services in its Terms of Service and, where applicable, its Privacy Policy.

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

We do not intend to update forward-looking statements. You should refer to and carefully review the risks identified in the Company’s Form 10-K for the year ended December 31, 2010 and the information in future documents we file with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a provider of remote LiveTech services and security and computer optimization software and to the consumer and small business market. We are located in Los Angeles, California.  Our mission is to bring to market advanced solutions to protect computer users against Internet viruses, spyware, identity theft and related security threats.

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

We believe that providing a “software only” solution to computer security problems is not as effective as our comprehensive solution, which includes security and optimization software in conjunction with access to remote technicians.  Our customers benefit from having a technician analyze their computers and repair problems that they do not have the expertise to resolve. While we still do not yet represent a significant presence in the security software industry, we believe that the combination of our software security and optimization solutions, our CyberDefender Argus Network platform, our remote LiveTech capability and our direct response marketing focus, have improved our ability to expand our presence in the security software market.

We evaluate our financial performance utilizing a variety of indicators. Four of the primary indicators that we utilize to evaluate the ongoing performance of our business include gross sales (a non-GAAP measure), income/loss from operations, net cash used in operating activities and renewal revenue. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Gross sales are a non-GAAP measure which we define as total sales before returns and before deferring revenue for GAAP purposes. We believe gross sales is an appropriate measure to be used in evaluating the performance of our business as it gives a better indication of our operating performance and the profitability of our marketing initiatives.  Gross sales for the three months ended March 31, 2011 increased $9.8 million, or 83%, to $21.6 million from $11.8 million for the three months ended March 31, 2010. As detailed in the table in the section below titled “Trends, Events and Uncertainties,” service and renewal revenue more than doubled for the three months ended March 31, 2011 as compared to 2010. The increase was driven by several factors: increased direct-response advertising efforts through our partnership with GRM, increasing demand for our LiveTech services as indicated by improved sales conversion rates, continued improvements related to infrastructure optimization including SaaS-based CRM, IVR and eCommerce platforms and several Company initiatives to increase renewals.

Loss from operations for the three months ended March 31, 2011 decreased $3.1 million, or 39%, to $5.0 million from $8.1 million for the three months ended March 31, 2010. This decrease in loss from operations is primarily attributable to the increase in gross profit due to increased sales and a decrease in operating expenses.  The increase in gross profit is primarily attributable to increased sales resulting from the continued optimization of advertising. The decrease in operating expenses is due to a decrease in media and marketing services expense related to the Media Services Warrant that vested in 2010. During the three months ended March 31, 2010, 1,546,138 warrants vested.  The Company recorded non-cash expense of $5.5 million to media and marketing services for the three months ended March 31, 2010. This decrease was offset by an increase in actual media spend of $1.8 million and an increase in selling, general and administrative expenses.  The increase in selling, general and administrative costs is primarily attributable to an increase in salaries and benefits resulting from the increase in staffing across all departments required as a result of the increase in sales and scaling of infrastructure. There was also an increase in merchant processing fees due to increased sales and the Company’s use of services provided by Vindicia, a leading provider of on-demand billing solutions for online merchants. Finally, professional fees increased due to listing of the Company’s common stock on the NASDAQ Global Market, the engagement of a new accounting firm and the addition of an independent board of directors.

Net cash provided by operating activities for the three months ended March 31, 2011 increased $4.0 million, or 333%, to $2.8 million from cash used of $1.2 million for the three months ended March 31, 2010. Net cash provided by operating activities during the three months ended March 31, 2011 was primarily the result of: (i) a decrease in restricted cash of $0.8 million resulting from the lowering of the merchant processing reserve to $2 million; (ii) an increase in accounts payable and accrued expenses – related party of $2.5 million resulting from the payment terms being negotiated to 30 days from 15 days; and (iii) an increase in deferred revenue of $2.9 million as a result of increased sales.  This was offset by the net loss of $5.9 million. Net loss was adjusted for non-cash items such amortization of debt discount of $0.6 million, compensation expense for vested stock options of $0.2 million and shares and warrants issued for services of $0.3 million.

Renewal revenue, on a non-GAAP gross basis, for the three months ended March 31, 2011 increased $1.4 million, or 131%, to $2.5 million from $1.1 million for the three months ended March 31, 2010. This increase was attributable to the increase in our subscriber base due for renewal and our initiatives to increase renewals. Renewal revenue is important to us for two reasons. The first is that when customers renew, it underscores our commitment to delivering top quality products and services. Second, the cost of renewal customers is minimal. As we continue to build our renewal base, our advertising costs as a percentage of revenue should decrease, which we expect to help us reach profitability.

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

On February 25, 2011, we modified a short-term credit facility with GRM into long-term convertible debt.  In total the Company has $11.2 million in convertible debt due to GRM that matures on March 31, 2012.  This debt was designed to provide bridge financing to us while we secure long-term financing.  Management is currently pursuing several financing options including both debt and equity transactions. If we were unable to meet our financial projections or obtain additional funding, we expect we would be able to renegotiate the terms of the GRM debt, however, there can be no assurance that this would occur. Failure to obtain additional funding or an amendment to the GRM debt may require us to significantly curtail our operations which could have a material adverse impact on our results of operations and financial position.

Effective June 6, 2010, the Company’s common stock was listed on the NASDAQ Global Market.

Critical Accounting Policies and Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Financial Statements during the three months ended March 31, 2011 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Debt obligations	$11,241,957	$-	$11,247,957	$-	$-
Capital lease obligations	$312,539	$162,746	$149,793	$-	$-
Operating lease obligations	$8,618,850	$760,162	$1,799,787	$1,901,482	$4,157,419

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
Quarter Ended	Net Revenue	Cumulative Deferred Revenue
31-Mar-09	$3,191,630	$6,687,198
30-Jun-09	3,686,644	$8,139,384
30-Sep-09	4,427,404	$9,656,352
31-Dec-09	7,536,215	$10,779,146
Fiscal Year 2009 Total	$18,841,893

31-Mar-10	$9,477,330	$11,619,760
30-Jun-10	9,712,586	$12,081,434
30-Sep-10	12,746,103	$14,163,271
31-Dec-10	13,632,526	$15,458,653
Fiscal Year 2010 Total	$45,568,545

31-Mar-11	$15,375,893	$18,320,111
Fiscal Year 2010 Total	$15,375,893

The following table summarizes our gross sales by category for each quarter of the two most recently completed fiscal years as well as for the most recent quarter. Gross sales are a non-GAAP measure that we use in assessing our operating performance. We define gross sales as total sales before returns and before deferring revenue for GAAP purposes. We reference this non-GAAP financial measure frequently in our decision-making as management believes it provides a better indication of our operating performance and the profitability of our marketing initiatives. We include this non-GAAP financial measure in our earnings announcements in order to provide transparency to our investors and to enable investors to better understand our operating performance. However, we do not recommend that gross sales are solely used to assess our financial performance or to formulate investment decisions.

Quarter Ended	Software		Services		Ancillary		Renewals		Total
31-Mar-09	$2,475,095	40%	$2,645,857	43%	$606,051	10%	$463,948	7%	$6,190,951
30-Jun-09	2,501,266	40%	2,678,978	43%	584,144	9%	466,747	8%	6,231,135
30-Sep-09	2,666,274	40%	2,915,731	43%	461,120	7%	699,068	10%	6,742,193
31-Dec-09	4,401,569	45%	3,705,830	38%	982,460	10%	717,949	7%	9,807,808
Fiscal Year 2009 Totals	$12,044,204	42%	$11,946,396	41%	$2,633,775	9%	$2,347,712	8%	$28,972,087

31-Mar-10	$4,092,152	35%	$5,802,486	49%	$856,297	7%	$1,062,473	9%	$11,813,408
30-Jun-10	3,504,147	28%	6,967,067	56%	568,525	5%	1,389,064	11%	12,428,803
30-Sep-10	4,155,264	22%	11,706,203	63%	501,721	3%	2,196,572	12%	18,559,760
31-Dec-10	3,944,197	21%	12,780,949	67%	493,886	3%	1,890,599	10%	19,109,631
Fiscal Year 2010 Totals	$15,695,760	25%	$37,256,705	60%	$2,420,429	4%	$6,538,708	11%	$61,911,602

31-Mar-11	$4,696,930	22%	$13,971,456	65%	$478,516	2%	$2,450,982	11%	$21,597,884
Fiscal Year 2011 Totals	$4,696,930	22%	$13,971,456	65%	$478,516	2%	$2,450,982	11%	$21,597,884

The tables above indicate an upward trend in gross sales, GAAP revenue and deferred revenue resulting from our focus on promoting our new products and services and the addition of our new marketing channels, as discussed above.  We cannot guarantee that this upward trend will continue, even with increased spending on advertising.

The following table summarizes our new gross sales by category (not including renewals), separated into one year licenses or service agreements versus multi-year licenses or service agreements.

	Q1 2011		Q1 2010
1 Year - Software sales	$4,104,248	21%	$3,797,695	35%
Multi-year - Software sales	592,682	3%	992,385	9%
1 Year - Services sales	2,877,230	15%	3,090,349	29%
Multi-year - Services sales	10,871,794	57%	1,664,831	16%
Ancillary Sales	700,947	4%	1,205,677	11%
Total	$19,146,902		$10,750,936

The table above indicates an upward trend in the sale of our multi-year LiveTech services.  Management believes this to be a result of increased demand for the value received for these multi-year LiveTech services and the overall growing demand for remote computer repair services.

Reconciliation of GAAP to Non-GAAP Financial Measures

The following is a reconciliation of gross sales to net revenue for the three months ended March 31, 2011 and 2010:

	2011	2010
Gross Sales	21,597,884	11,813,408
Less: Refunds	(2,451,743)	(1,393,058)
Less: Bad debt	(1,208,789)	(102,406)
Less: Change in deferred revenue	(2,561,458)	(840,614)
Net revenue	15,375,893	9,477,330

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Revenue
			Change in
	2011	2010	$	%

Net Revenue	$15,375,893	$9,477,330	$5,898,563	62%

The increase in net revenue was driven by several factors: increased direct-response advertising efforts through our partnership with GRM, increasing demand for our software products and remote LiveTech services, an increase in renewal revenues and continued improvements related to infrastructure optimization including SaaS-based CRM, IVR and eCommerce platforms. See the discussion of advertising expenses below. Revenue from services increased $5.5 million, or 123%, to $10.0 million for the three months ended March 31, 2011 from $4.5 million for the three months ended March 31, 2010.

Cost of Revenue

			Change in
	2011	2010	$	%

Cost of Revenue	$7,129,519	$3,155,050	$3,974,469	126%

The increase in cost of revenue was primarily attributable to the expansion of our call center operations to support the increase in sales of our remote LiveTech services and the transition to CyberDefender managed call centers. During 2010, we transitioned to using only CyberDefender managed call centers, internal as well as through third-parties.  Prior to the transition the Company contracted with an outsourced call center on a revenue share basis that allowed us to defer the cost for GAAP accounting.  Cost of revenue includes compensation related expenses of our internal sales and technical support staff, as well as the cost of outsourced call centers. Compensation-related expenses for our internal technical support staff totaled $2.7 million for the three months ended March 31, 2011 as compared to $0.8 for the three months ended March 31, 2010. Expenses related to outsourced call centers totaled $4.1 million for the three months ended March 31, 2011 as compared $2.1 for the three months ended March 31, 2010.

Operating Expenses

Media and marketing services
			Change in
	2011	2010	$	%

Media and marketing services	$6,269,850	$4,662,834	$1,607,016	34%

Media and marketing services expense is comprised primarily of offline and online advertising and related functional resources. This increase was primarily attributable to the Company increasing its offline advertising.  Direct advertising costs were $6.1 million and $4.3 million for the three months ended March 31, 2011 and 2010, respectively.

			Change in
	2011	2010	$	%

Media and marketing services – related party	$355,332	$5,567,097	$(5,211,765)	(94)%

Media and marketing services –related party expense is mainly comprised of non-cash expense related to the Media Services Warrant issued to GRM.  This decrease was primarily attributable to the non-cash expense related to the Media Services Warrant and other warrants issued to GRM offset by an increase in actual adverting spend.

Product Development
			Change in
	2011	2010	$	%

Product Development	$1,113,537	$752,127	$361,410	48%

Product development expenses are comprised of research and development costs associated with the development of new products as well as the ongoing support and improvement of current products. This increase is primarily attributable to increased salaries and compensation paid to contractors as a result of the increase in the number of products offered and the ongoing support and improvement of these products.

Selling, General and Administrative
			Change in
	2011	2010	$	%

S, G & A	$5,376,724	$3,426,956	$1,949,768	57%

Selling, general and administrative expenses are primarily comprised of salaries and wages, third party credit card processing fees, legal and professional fees, rent and other normal operating expenses.

The increase in S, G & A was attributable to an increase in salaries and wages and related compensation expenses, including benefits and payroll taxes, of $0.7 million to $1.8 million in 2011 from $1.1 million in 2010, resulting from the increase in staffing across all departments required as a result of the increase in sales and scaling of infrastructure. There was also an increase in merchant processing fees of $0.6 million to $1.0 million in 2011 from $0.4 million in 2010, due to increased sales and the Company’s use of services provided by Vindicia, a leading provider of on-demand billing solutions for online merchants. Professional fees increased by $0.3 million to $0.8 million in 2011 from $0.5 million in 2010 due to listing the Company’s common stock on the NASDAQ Global Market, the engagement of a new accounting firm and the addition of an independent board of directors. Additionally, there was also an overall increase in expenses in all G & A categories due to the increased staffing and sales activities in the current period.

Loss From Operations
			Change in
	2011	2010	$	%

Loss from operations	$4,960,922	$8,106,976	$(3,146,054)	(39)%

This decrease in loss from operations is attributable to the increase in gross profit of $1.9 million and the decrease in operating expenses of $1.2 million.  The increase in gross profit is attributable to the increased sales as described above.  The decrease in the operating expenses is attributable to a decrease in media and marketing expenses offset by an increase in selling, general and administrative expenses, all as described above.

Other Income/(Expense)

Interest expense, net
			Change in
	2011	2010	$	%

Interest expense, net (including related party)	$872,640	$219,169	$653,471	298%

The increased interest expense was primarily attributable to the higher amount of debt carried via the GR Note, the Credit Facility and the 2011 GR Note.

Net Loss
			Change in
	2011	2010	$	%

Net Loss	$5,936,279	$8,326,145	$(2,389,866)	(29)%

This decrease in net loss is attributable to the increase in gross profit of $1.9 million and the decrease in operating expenses of $1.2.  The increase in gross profit is attributable to the increased sales as described above.  The decrease in the operating expenses is attributable to a decrease in media and marketing expenses offset by an increase in selling, general and administrative expenses, all as described above.

Liquidity and Capital Resources

As detailed in the section above titled “Trends, Events and Uncertainties”, our revenues have been increasing on a quarterly basis since January 2009.

To help with our cash flow, we occasionally sell our debt or equity securities.  We currently have outstanding $11.2 million principal amount of our 9% convertible debt securities.

At March 31, 2011, we had cash totaling $5.9 million.  In the three months ended March 31, 2011, we generated positive cash flows of $2.8 million from operations.  On February 25, 2011 we entered into an arrangement with GRM whereby we amended the Credit Facility and converted it into long-term convertible debt.  All outstanding principal and accrued but unpaid interest is due and payable in full on March 31, 2011. In total the Company has $11.2 million of convertible debt due to GRM that matures on March 31, 2012. In the event that GRM does not convert the debt, we would probably need to obtain additional financing to satisfy the obligation.  However, there can be no assurances that we will be able to obtain additional financing on terms acceptable to us, or at all. In the event we are unable to obtain additional financing, we expect we would be able to renegotiate the terms of the GRM credit facility, however, there can be no assurance that this would occur.  Failure to obtain additional funding or an amendment to the GRM credit facility may require us to significantly curtail our operations which could have a material adverse impact on the Company’s results of operations and financial position.

Cash provided/(used) during the three months ended March 31, 2011 included:

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2011 was primarily the result of (i) a decrease in restricted cash of $0.8 million resulting from the lowering of the merchant processing reserve to $2 million; (ii) an increase in accounts payable and accrued expenses – related party of $2.5 million resulting from the payment terms being negotiated to 30 days from 15 days; and (iii) an increase in deferred revenue of $2.9 million as a result of increased sales.  This was offset by the net loss of $5.9 million. Net loss was adjusted for non-cash items such as amortization of debt discount of $0.6 million, compensation expense for vested stock options of $0.2 million and shares and warrants issued for services of $0.3 million.

Our primary source of operating cash flow is the collection of sales receipts from our customers and the timing of payments to our vendors and service providers.  We did not make any significant changes to our sales and receivable process during the three months ended March 31, 2011.

The increase in cash related to accounts payable and accrued expenses – related party was $2.5 million. Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.

Our working capital deficit at March 31, 2011, defined as current assets minus current liabilities, was $22.8 million as compared to a working capital deficit of $11.4 million at December 31, 2010.  The increase in working capital deficit of approximately $11.4 million from December 31, 2010 to March 31, 2011 was primarily attributable to $8.8 million of convertible debt – related party becoming short-term, an increase in accounts payable and accrued expenses –related party of $2.5 million and an increase in current portion of deferred revenue of $1.8 million, resulting from increased sales offset by offset by an increase in cash of $3.3 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2011 was $0.1 million, which was used for property and equipment purchases.  We expect to continue to purchase property and equipment in the normal course of our business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes in computer hardware and software used in our business.  Net cash used in investing activities during the three months ended March 31, 2010 was $0.4 million and also related to the purchase of property and equipment.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2011 was $0.5 million, which was primarily the result of the exercise of common stock warrants. Cash provided by financing activities during the three months ended March 31, 2010 was $5.1 million, which was primarily the result of the net proceeds of $4.9 million from the issuance of a convertible note and the exercise of common stock warrants and stock options totaling $0.2 million.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 4T.	CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weakness which has caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           Our controls over financial reporting are not sufficient to ensure that financial statements are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").  Because of the failure of our control procedures, material adjustments to previously issued financial statements were reported in December 2010.  Specifically, our financial statements for the year ended December 31, 2009 were restated to reflect the correction of errors related to the accounting for advertising costs that were capitalized and the measurement and classification of warrants granted to GR Match, LLC (GRM) under a media and marketing agreement.  We believe the restatements result from the lack of adequate controls to identify and report financial information in accordance with US GAAP and have concluded that material weaknesses continue to exists in our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, sixteen investors exercised warrants to purchase 689,231 shares of common stock exercisable at prices ranging from $0.75 to $1.25 per share. We relied on section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as the securities were issued to accredited investors without any form of general solicitation or general advertising.

For information relating to additional unregistered securities that were sold during the three months ended March 31, 2011, please see our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on March 1, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

On May 6, 2011, the Company and Edelson McGuire, LLC, a Chicago, Illinois law firm, entered into a Stipulation of Settlement (the “Stipulation”), which is subject to court approval, to settle a class action that includes claims allegedly arising out of the Company’s design, sales and marketing of its software products and services.  A class action complaint and the Stipulation were filed in state court in Cook County, Illinois on May 6, 2011.  The Company denies the allegations in the complaint and agreed to settle the action solely to avoid the expense and distraction of litigation.

The Stipulation provides that any customer who can establish, to the Company’s satisfaction in accordance with the provisions in the Stipulation, a purchase of the Company’s software or services, and who has not previously received a refund from the Company, is entitled to a $10 refund in cash.  The total settlement fund will be $9.75 million and will not exceed that amount in any event.  The Company will receive a credit for the lesser of: (i) $7 million; or (ii) 85% of the total of all refunds it makes to customers during the period from September 1, 2010 through a date which is 30 days after the entry of the final judgment in the class action.  Although there can be no assurances, the Company believes it will be entitled to the credit of $7 million.

The balance of the settlement fund, after deducting the $7 million credit, will be $2.75 million, from which payments will be made for: (i) claims that are approved in accordance with the provisions of the Stipulation; (ii) the plaintiffs’ attorneys’ fee award; (iii) a plaintiffs’ incentive award of $3,000; and (iv) the costs of the claims administration process, which will be conducted in accordance with the provisions of the Stipulation.   The Company’s insurance carrier under the applicable insurance policy will contribute up to a maximum of $2 million to the settlement, subject to the payment by the Company of the retention (deductible) of $250,000.

Although there can be no assurances, the Company believes that the insurance carrier’s contribution will be sufficient to satisfy the payments described above given the number of claims that the Company expects will be filed.  Although there can be no assurances, the Company estimates that, even if all potential claimants filed claims that were approved, the Company’s total, maximum exposure under the Stipulation would be approximately $750,000.

Finally, in addition to the payments described above, the Stipulation provides that the Company will maintain certain additional disclosures relating to its products and services in its Terms of Service and, where applicable, its Privacy Policy.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Loan Modification Agreement dated February 25, 2011 between the registrant and GR Match, LLC (2)
10.2	Amended and Restated 9% Convertible Promissory Note dated February 25, 2011 between the registrant and GR Match, LLC (2)
10.3	Second Amendment dated February 25, 2011 to 9% Secured Convertible Promissory Note between the registrant and GR Match, LLC (2)
10.4	Waiver dated February 25, 2011 between the registrant and GR Match, LLC (2)
10.5	Fifth Amendment dated February 25, 2011 to Media and Marketing Services Agreement between the registrant and GR Match, LLC (2)
10.6	Third Amendment dated April 4, 2011 to 9% Secured Convertible Promissory Note between the registrant and GR Match, LLC (3)
10.7	First Amendement dated April 4, 2011 to Amended and Restated 9% Convertible Promissory Note between the registrant and GR Match, LLC (3)
10.8	Notice of Stipulation of Settlement dated May 6, 2011*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1)	Incorporated by reference from the Registration Statement on Form S-3, File No. 333-167910, filed with the Securities and Exchange Commission on June 30, 2010.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2011.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2011
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

By:	/s/ Gary Guseinov
Date: May 12, 2011	Gary Guseinov, Chief Executive Officer

By:	/s/ Kevin Harris
Date: May 12, 2011	Kevin Harris, Chief Financial Officer