Form 10-Q
period 2011-06-30
CYBERDEFENDER CORP
filed 2011-08-22
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 333-138430

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-1205833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
☐ Yes ☒ No

As of August 12, 2011, 26,170,370 shares of the registrant’s common stock, $0.001 par value, were outstanding.

CYBERDEFENDER CORPORATION
FORM 10-Q
June 30, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$1,780,231	$2,649,061
Restricted cash	2,250,000	3,079,394
Accounts receivable	1,046,354	2,385,920
Deferred financing costs, current	147,376	103,484
Prepaid expenses	252,966	195,258
Deferred charges, current	470,652	1,147,764

Total current assets	5,947,579	9,560,881

Property and equipment, net	1,620,952	1,742,675
Deferred financing costs, net of current portion	-	6,377
Deferred charges, net of current portion	72,976	402,772
Other assets	252,196	269,314

Total assets	$7,893,703	$11,982,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,964,537	$6,275,896
Accounts payable and accrued expenses – related party	3,434,645	1,447,257
Accrued expenses	1,922,522	1,788,435
Deferred revenue, current	13,932,184	11,342,211
Convertible notes payable – related party, net of discount	9,595,581	-
Capital lease obligations, current	131,722	137,435

Total current liabilities	34,981,191	20,991,234

Deferred rent	798,388	466,920
Deferred revenue, less current portion	4,746,841	4,116,442
Convertible notes payable – related party, net of discount	-	9,825,056
Capital lease obligations, less current portion	111,224	168,572

Total liabilities	40,637,644	35,568,224

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, no par value; 100,000,000 shares authorized 28,170,370 and 27,327,702 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	28,170	27,328
Additional paid-in capital	64,317,804	60,926,037
Accumulated deficit	(97,089,915)	(84,539,570)

Total stockholders’ deficit	(32,743,941)	(23,586,205)

Total liabilities and stockholders’ deficit	$7,893,703	$11,982,019

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net revenue:
Services	$8,526,646	$5,184,857	$18,537,424	$9,664,261
Software and other	4,193,951	4,527,729	9,559,066	9,525,655
Total net revenue	12,720,597	9,712,586	28,096,490	19,189,916
Cost of revenue:
Services	5,826,779	3,800,144	12,653,239	6,731,983
Software and other	272,080	213,657	575,139	436,868
Total cost of revenue	6,098,859	4,013,801	13,228,378	7,168,851

Gross profit	6,621,738	5,698,785	14,868,112	12,021,065

Operating expenses:
Media and marketing services	5,639,908	5,421,145	11,929,673	10,083,979
Media and marketing services – related party	330,900	6,555,963	686,232	12,123,060
Product development	828,492	963,392	1,762,762	1,715,519
Selling, general and administrative	5,428,207	3,722,577	10,964,283	7,149,533
Depreciation and amortization	113,503	54,903	205,356	75,145
Total operating expenses	12,341,010	16,717,980	25,548,306	31,147,236

Loss from operations	(5,719,272)	(11,019,195)	(10,680,194)	(19,126,171)

Interest expense – related party	(886,478)	(276,898)	(1,754,101)	(276,698)
Interest expense, net	(8,316)	(713,850)	(13,333)	(933,219)
Loss on securities modifications	-	-	(102,717)	-

Net loss	$(6,614,066)	$(12,009,943)	$(12,550,345)	$(20,336,088)

Basic and fully diluted net loss per share	$(0.23)	$(0.45)	$(0.45)	$(0.78)

Weighted average shares outstanding:
Basic and fully diluted	28,149,446	26,427,048	27,876,411	26,094,502

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES:
Net loss	$(12,550,345)	$(20,336,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	621,000
Amortization of debt discount – related party	1,384,883	151,071
Provision for doubtful accounts receivables	-	165,330
Depreciation and amortization	205,356	75,145
Compensation expense from vested stock options	450,726	390,314
Amortization of deferred financing costs	35,098	245,835
Warrants issued for media and marketing services – related party	-	11,958,816
Shares and warrants issued for services	354,147	549,543
Loss on securities modifications	102,717	-
Loss on disposal of fixed assets	12,241	-
Changes in operating assets and liabilities:
Restricted cash	829,394	(493,187)
Accounts receivable	1,339,566	(822,571)
Prepaid expenses	(57,708)	86,406
Deferred charges	1,006,908	715,684
Other assets	17,118	(42,423)
Accounts payable and accrued expenses	356,477	2,180,182
Accounts payable and accrued expenses – related party	1,987,388	80,254
Deferred revenue	3,220,372	1,302,288
Cash Flows Used In Operating Activities:	(1,305,662)	(3,172,401)

INVESTING ACTIVITIES:
Purchase of property and equipment	(91,452)	(424,631)
Cash Flows Used In Investing Activities	(91,452)	(424,631)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable, net of costs	-	4,948,982
Principal payments on capital lease obligations	(67,483)	(50,882)
Proceeds from exercise of stock options	6,929	53,765
Proceeds from exercise of stock warrants, net of placement fees	588,838	184,175
Cash Flows Provided by Financing Activities	528,284	5,136,040

NET INCREASE/(DECREASE) IN CASH	(868,830)	1,539,008

CASH, beginning of period	2,649,061	3,357,510

CASH, end of period	$1,780,231	$4,896,518

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$800
Cash paid for interest	$13,395	$121,501

Supplemental schedule of non-cash investing and financing activities:
Discount on note payable	$1,889,252	$908,571
Property and equipment acquired through capital lease obligations	$4,422	$260,292
Conversion of notes payable and accrued interest to common stock	$-	$2,313,139
Conversion of interest and fees to debt	$274,894	$-

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by CyberDefender Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.  The results for the six-month interim period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Liquidity and Going Concern
The Company has experienced operating losses for the last five fiscal years.  Management has implemented plans to continue to build its revenue base, expand sales and marketing and improve operations, however, through June 30, 2011, the Company continued to operate at negative cash flow.  For the six months ended June 30, 2011 and the year ended December 31, 2010, the Company has incurred a net loss of $12.6 million and $39.6 million, respectively.  As of June 30, 2011 and December 31, 2010, the Company had an accumulated deficit in retained earnings of $97.1 million and $84.5 million, respectively.  To date, the Company's operations have been primarily financed through debt and equity proceeds from private placement offerings.  As part of the Company’s strategic repositioning, the Company’s board of directors is engaged in a search for a new chief executive officer.  The board of directors has appointed Kevin Harris, the Company’s chief financial officer and secretary, as interim chief executive officer until a permanent chief executive officer is appointed.  The appointment of Mr. Harris followed the resignations, on August 1, 2011, of Gary Guseinov from his positions as chief executive officer and chairman of the board of directors. . The Company believes that its repositioning strategy will allow the Company to rely on its strong direct to consumer marketing expertise to strengthen its position as a leading provider of remote technical support services.  However, the implementation of the new strategy will depend upon the Company’s ability to secure additional financing.

Subsequent to the close of the second quarter, the Company closed a $1.5 million private offering of subordinated convertible promissory notes to accredited investors as described in Note 9 below. The Company believes, but cannot ensure, that the $1.5 million will be sufficient to permit the Company to continue to operate until it can secure the additional financing during the next 60 days that it requires to continue to operate as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. We are presently engaged in active discussions for additional investments by existing and prospective investors but we have no funding commitments in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  If we cannot obtain financing, then we may be forced to further curtail our operations, or possibly be forced to evaluate a sale or consider other strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

Since the filing of the Company’s Form 10-Q for the first quarter of fiscal year 2011, the Company’s cash position has deteriorated materially, and the Company has not been able to pay some of its unsecured creditors in a timely manner.  The Company is attempting to negotiate agreements with several unsecured creditors pursuant to which the unsecured creditors would agree, for the next two to three months, to accept reduced, partial payments of amounts owed and to forbear temporarily from asserting their legal rights and remedies against the Company while the Company attempts to secure the additional required financing.  There can be no assurance that the Company will be able to secure the agreements.  Even if the agreements are secured, if the Company is unable to secure the additional financing, there can be no assurance that the unsecured creditors would continue to forbear from asserting their legal rights and remedies against the Company for amounts the Company owes.

On July 25, 2011, the Company and GRM entered into a Waiver and Forbearance Agreement (the “Agreement”).  Pursuant to the Agreement, the Company, among other things: (i) acknowledged its failure to make interest payments payable on July 1, 2011 under a certain 9% Secured Convertible Promissory Note dated March 31, 2011 and issued by the Company in favor of GRM; (ii) acknowledged its failure to make interest payments payable on July 1, 2011 under a certain Amended and Restated 9% Secured Convertible Promissory Note dated February 25, 2011 and issued by the Company in favor of GRM; and (3) acknowledged certain other defaults in connection with the notes.  Pursuant to the Agreement, GRM, among other things, agreed to capitalize the unpaid interest payments and, for a period of sixty days through and including September 23, 2011, or until the earlier termination of the Agreement pursuant to the terms and conditions thereof, and for that period only, agreed: (a) to waive, for a period of 60 days, its rights and remedies against the Company as a result of the defaults; and (b) that the Company is not in default under the notes and related agreements.  There can be no assurance that GRM will agree to extend the waiver period beyond 60 days.  If the waiver period is not extended, or if the Company defaults in its obligations under the Agreement, GRM will be able to pursue all of its rights and remedies against the Company resulting from the defaults.

In addition, one unsecured creditor is attempting to secure a judgment against the Company in the approximate amount of $270,000.  It is possible that, if the judgment is entered, the unsecured creditor will attempt to enforce the judgment against the Company’s assets.  The entry of the judgment would constitute an event of default under the Company’s loan agreements with GRM and under the Agreement, and GRM would be permitted to terminate the Agreement and pursue all of its legal rights and remedies against the Company.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pursuant to the Agreement, GRM, among other things, agreed to capitalize the unpaid interest payments and, for a period of sixty days through and including September 23, 2011, or until the earlier termination of the Agreement pursuant to the terms and conditions thereof, and for that period only, agreed: (a) to waive its rights and remedies under the notes and related documents described above; and (ii) that the Company is not in default under the notes and related documents.

The Company is pursuing all strategic and financing opportunities in order to seek to properly capitalize its operations and execute its strategic plan.

Furthermore, the Company needs to obtain additional financing to repay the obligations to GRM.  If the Company was unable to obtain additional funding, we would attempt to renegotiate the terms of the GRM debt, however, there can be no assurance that this would occur. Failure to obtain additional funding or an amendment to the GRM debt may require us to significantly curtail our operations which could have a material adverse impact on our results of operations and financial position. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassification
To conform to the current year's presentation, as a result of management's continuing analysis of its financial reporting, the Company consolidated its 2010 investor relations and other related consulting expense and income tax expense with selling, general and administrative expense on the statement of operations. The Company also broke out related party expenses for media and marketing service and interest expense. These reclassifications had no effect on the previously reported net loss for 2010. Additionally, the Company reclassified certain expenses from selling, general and administrative to media and marketing services and product development for the three months ended March 31, 2011. These reclassifications had no effect on the previously reported net loss for the three months ended March 31, 2011.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

Internal Use Software
Certain costs related to computer software developed or obtained for internal use are capitalized. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software solely to meet the Company’s internal needs. Capitalized costs will be amortized on a straight-line basis over the estimated useful lives of the underlying software, which generally are three years. The Company capitalized $0.6 million of costs which are included in property and equipment on the accompanying balance sheet as of June 30, 2011 and December 31, 2010.

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

Deferred Charges
The Company uses a third party to provide technical support services associated with the CyberDefenderULTIMATE product, which is no longer being sold but is still supported.  The costs associated with this service are deferred and amortized against the recognition of the related sales revenue. Included in short-term and long-term deferred revenue as of June 30, 2011 is $613,000 and $109,000, respectively, related to the CyberDefenderULTIMATE product.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

Advertising Costs
The Company expenses advertising costs as they are incurred. As described in detail in Note 4 below, the Company issued warrants for media and marketing services.  The non-cash value of those warrants is included in media and marketing services – related party on the accompanying statements of operations.

Reserve for Refunds
The Company’s policy with respect to refunds is to offer refunds within the first 30 days after the date of purchase. The Company may voluntarily issue refunds to customers after 30 days of purchase, however the majority are issued within 30 days of the original sale and are charged against the associated sale or deferred revenues (as applicable). Refunds were $5.1 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the Company recorded a reserve for refunds of $0.3 million and $0, respectively.

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

The Company does not have any unrecognized tax benefits as of June 30, 2011 and December 31, 2010 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2011.

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

Loss Per Share
In accordance with FASB ASC Topic 260, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2011 and 2010, there were 26,582,770 and 19,250,652 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before June 30, 2011 which are applicable to the Company.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – RESTRICTED CASH

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral.  The amount of the deposit was based on 10% of the six-month rolling sales volume and was approximately $2.8 million as December 31, 2010. The security reserve deposit was funded by the institution withholding a portion of daily cash receipts from Visa and MasterCard transactions. During February 2011, the Company negotiated the deposit amount down to $2.0 million.  The amount of the deposit was $2.0 million as of June 30, 2011.

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

In conjunction with the execution of the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM a second five-year warrant for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per. This warrant may be exercised only for cash.  The Company also issued to GRM a five-year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and was subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock vested.  As of June 30, 2011, all of the warrants had vested. During the three and six months ended June 30, 2010, 2,043,846 and 3,589,984 warrants vested, and $6,469,026 and $11,958,816 was expensed to media and marketing services – related party expense.

During March and April 2011, the Company offered certain holders of warrants to purchase shares of the Company’s common stock a discount on their exercise price if they exercised their warrants for cash.  The holders exercised warrants for the purchase of 615,293 shares of common stock at exercise prices from $0.75 to $0.94.  The original exercise prices ranged from $1.00 to $1.25. The Company received net proceeds of $484,163, net of fees of $25,482. The Company has recorded the incremental difference in the fair value of the original and modified instruments on the date of modification.  The fair value of the modified instruments was determined using a Black-Scholes option-pricing model. The resulting incremental fair value of the warrants originally issued for services of $14,147 was recorded as a charge to selling, general and administrative expense. The resulting incremental fair value of $102,717 associated with all other warrants was recorded as a charge to loss on securities modifications.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

The following represents a summary of the warrants outstanding at June 30, 2011 and 2010 and changes during the six months then ended:

	Six Months Ended
	June 30, 2011			June 30, 2010

		Weighted			Weighted
	Number	Average	Aggregate	Number	Average	Aggregate
	of	Exercise	Intrinsic	Of	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Prices	Value

Outstanding, beginning of period	18,723,313	$1.22		13,026,657	$1.20

Issued	-			3,589,984	$1.25
Exercised	(711,168)	$1.12		(156,750)	$1.23
Outstanding, end of period	18,012,145	$1.22	$3,936,964	16,459,891	$1.21	$42,977,156

Exercisable, end of period	18,012,145	$1.22	$3,936,964	16,434,891	$1.21	$42,933,406

The following table summarizes information about warrants outstanding at June 30, 2011:

Exercise Price	Number of Warrant Shares	Weighted Average Remaining Contractual Life (Years)
$1.00	2,249,661	0.6
$1.01	700,306	4.7
$1.20	221,750	1.9
$1.25	14,580,438	2.6
$1.80	2,500	3.1
$1.83	125,000	3.1
$2.05	77,490	3.5
$2.18	55,000	1.5

	18,012,145

The weighted average grant date fair value of warrants granted during the three months ended June 30, 2011 and 2010 was $0 and $3.33 per share, respectively. The weighted average remaining life of the vested warrants is 2.5 years.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

Stock options
In January 2005, the Company adopted the CyberDefender Corporation 2005 Stock Option Plan (sometimes called the CyberDefender Corporation 2005 Equity Incentive Plan and referred to herein as the “2005 Plan”), which provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2005 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a  period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted from the 2005 Plan is 931,734 shares, of which awards for the purchase of 577,296 shares have been granted and are outstanding, awards for the purchase of 238,125 shares have been exercised and awards for the purchase of 116,313 shares are available for grant at June 30, 2011.

On October 30, 2006, the Company adopted the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of stock based awards that may be granted from the 2006 Plan is 2,875,000 shares, of which awards for the purchase of 2,109,956 shares have been granted and are outstanding, awards for the purchase of 333,191 shares have been exercised, awards of stocks totaling 286,944 shares have been awarded and awards for the purchase of 144,909 shares are available for grant at June 30, 2011.

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Six Months
	June 30, 2011				June 30, 2010
			Weighted				Weighted
		Weighted	Average			Weighted	Average
	Number	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Options	Prices	Term	Value

Outstanding, beginning of period	2,735,896	$2.07	7.62		1,856,293	$1.09	7.57

Granted	313,000	$2.01	9.00		869,126	$3.63	9.79

Exercised	(46,500)	$0.15	3.78		(64,658)	$0.83	5.70

Forfeited	(315,144)	$3.53			(62,000)	$2.15

Outstanding, end of period	2,687,252	$1.92	7.24	$835,030	2,598,761	$1.92	7.98	$5,310,447

Exercisable, end of period	1,889,053	$1.48	6.48	$815,791	1,478,440	$1.01	6.93	$4,328,409

Vested, exercisable and expected to vest in the future	2,469,103	$1.82	7.06	$839,650	2,444,778	$1.73	7.87	$5,447,259

The weighted-average grant date fair value of options granted during the six months ended June 30, 2011 and 2010 was $1.04 and $2.52 per option, respectively.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2011 and 2010, 798,199 and 1,120,321 of the options granted are not vested with an estimated remaining value of $1,064,680 and $2,052,787, respectively. At June 30, 2011 and 2010, the remaining value of non vested options granted is expected to be recognized over the weighted average vesting period of 2.45 and 2.73 years, respectively.

The Company recorded compensation expense associated with the issuance and vesting of stock options of $222,813 and $450,726 in selling, general and administrative expense for the three and six months ended June 30, 2011, respectively. The Company recorded compensation expense associated with the issuance and vesting of stock options of $298,954 and $390,314 in selling, general and administrative expense for the three and six months ended June 30, 2010, respectively.

During the six months ended June 30, 2011 and 2010, 46,500 and 64,658 employee stock options were exercised for total proceeds to the Company of $6,928 and $53,765, respectively.  The aggregate intrinsic value of the exercised options was $116,307 and $215,278 for the six months ended June 30, 2011 and 2010, respectively.

The Company recognizes the fair value of options issued to employees and consultants as stock-based compensation expense over the vesting period of the awards. The estimated fair value of options is based on the Black-Scholes pricing model.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On March 31, 2010, the Company issued in a private placement to GRM a 9% Secured Convertible Promissory Note in the aggregate principal amount of $5.3 million (the “GR Note”), due March 31, 2012.  The Company received net proceeds of $5.0 million after payment of an issuance fee of $0.3 million to GRM.  The Company recorded the issuance fee as a discount to the GR Note. The GR Note accrues simple interest at the rate of 9% per annum, payable on the first day of each calendar quarter in cash; provided, however, that GRM may elect to cause the accrued unpaid interest for any applicable quarter to be added to the then outstanding principal amount of the GR Note.   GRM chose to have the interest payments due July 1, 2010, January 1, 2011 and April 1, 2011 added to the aggregate principal amount of the GR Note increasing the principal amount to $5,665,860 as of June 30, 2011.  For the three and six months ended June 30, 2011 the Company recorded $127,482 and $252,158 to interest expense – related party under the GR Note, respectively. For the three and six months ended June 30, 2010 the Company recorded $119,250 to interest expense – related party under the GR Note.

The outstanding principal amount of the GR Note and accrued unpaid interest due thereon may be converted, at GRM’s election, into the Company’s common stock.  The initial conversion price was $3.50 per share (the “Conversion Price”), subject to adjustment only in the event of stock splits, dividends, combinations, reclassifications and the like.  The Company recorded a discount on the GR Note of $908,571 as a result of a beneficial conversion feature. Effective as of February 25, 2011, the Company and GRM entered into a second amendment to the GR Note to provide that the Conversion Price be reduced to $2.20. The Company remeasured the intrinsic value of the conversion feature embedded in the GR Note at the time of the reduction in the Conversion Price and determined that the fair value of the change was $877,824 which was added to the discount.  The discount is being amortized over the term of GR Note. The Company amortized $353,646 and $572,243 to interest expense – related party related to the GR Note for the three and six months ended June 30, 2011. The Company amortized $151,071 to interest expense – related party related to the GR Note for the three and six months ended June 30, 2010.

As part of the transaction, the Company incurred deferred financing costs of approximately $51,000. These costs are being amortized over the term of the GR Note.  The Company recorded amortization of $6,377 and $12,754 to interest expense – related party during the three and six months ended June 30, 2011, respectively. The Company recorded amortization of $6,377 to interest expense during the three and six months ended June 30, 2010.

Effective as of December 3, 2010, the Company and GRM entered into a Revolving Credit Loan Agreement (the “Loan Agreement”) in the principal amount not to exceed $5,000,000 (the “Credit Facility”).  Pursuant to the terms and conditions of the Loan Agreement, the funds were solely for the Company’s payments of amounts owing to GRM pursuant to the Media Services Agreement. Interest on the outstanding principal amount advanced under the Credit Facility was at an annual rate of 10%, and was calculated on a per diem basis and added to the principal amount advanced.  Simultaneously with all repayments of outstanding amounts advanced under the Credit Facility, including repayment of the Credit Facility on the due date, the Company would pay GRM a repayment fee in an amount equal to 10% of the total amount being repaid.

Effective as of February 25, 2011, the Company and GRM entered into a Loan Modification Agreement (the “Loan Modification Agreement”) pursuant to which the Company and GRM agreed to convert the existing indebtedness evidenced by the Credit Facility to indebtedness that is convertible into shares of the Company’s common stock.  Pursuant to the Loan Modification Agreement, the Company and GRM agreed: (i) to amend and restate the Credit Facility on the terms and conditions of an Amended and Restated Nine Percent (9%) Secured Convertible Promissory Note made as of February 25, 2011, and due March 31, 2012 (the “2011 GR Note”); (ii) that the entire outstanding indebtedness under the Credit Facility will be repaid in accordance with the terms and conditions of the 2011 GR Note; and (iii) that the Credit Agreement is replaced and superseded in its entirety by the Loan Modification Agreement.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

The principal amount of the 2011 GR Note is $5,700,734, which included the balance of the Credit Facility plus accrued interest plus the 10% repayment fee.  The Company recorded interest expense of $386,651 for the six months ended June 30, 2011, for the 10% repayment fee on the Credit Facility. Simple interest on the aggregate unconverted and outstanding principal amount of the 2011 GR Note at the rate of 9% per annum is payable by the Company to GRM on the first day of each calendar quarter during the term.  At any time, and until it is paid in full, the 2011 GR Note may be converted by GRM to shares of the Company’s common stock, in whole or in part and from time to time.  The Conversion Price was the lower of $2.20 or a price which is equal to the lowest Volume Weighted Average Price (as that term is defined in the Amended and Restated Note) for any five consecutive Trading Day (as that term is defined in the Amended and Restated Note) period ending on or prior to March 31, 2011.  The Conversion Price was adjusted to $1.86 as of March 31, 2011.  As a result, the Company recorded a discount on the 2011 GR Note due to this beneficial conversion feature of $1.0 million. The Company amortized $252,857 to interest expense – related party related to the 2011 GR Note for the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2011 the Company recorded $129,358 and $255,094 to interest expense – related party under the 2011 GR Note, respectively.

Pursuant to the Security Agreement, the Company granted to GRM a second lien priority security interest in all of the Company’s assets subject only to liens existing on the original issue date in favor of GRM under: (i) the GR Note, dated June 30, 2010, in the original amount of $5,300,000, issued by the Company in favor of GRM; (ii) the Loan and Securities Purchase Agreement, dated as of June 30, 2010, by and between the Company and GRM; and (iii) the Security Agreement, dated as of June 30, 2010, executed by the Company in favor of GRM (collectively, the “Senior Loan Documents”).  The 2011 GR Note provides that the Security Agreement and the liens created under the Security Agreement remain in full force and effect and secure the Company’s obligations under the 2011 GR Note, and that the Company’s indebtedness and obligations to GRM under the 2011 GR Note are subordinated to the Company’s indebtedness to GRM under the Senior Loan Documents.

Upon an Event of Default, the interest rate on the outstanding principal balance and all other amounts due and owing under the 2011 GR Note will increase to 15% per annum and the full principal amount, together with all accrued but unpaid interest, is due and payable in cash.

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

Subsequent to June 30, 2011, the Company and GRM entered into a Waiver and Forbearance Agreement as more fully discussed in Note 9, "Subsequent Events."

Convertible notes payable consist of the following:

	June 30, 2011	December 31, 2010
GR Note	5,665,860	5,541,183
2011 GR Note	5,749,230	-
Credit Facility	-	5,039,230
Unamortized discount	(1,819,509)	(755,357)
Convertible notes payable, net	$9,595,581	$9,825,056

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan under 401(k) of the Internal Revenue Code that covers employees meeting certain service requirements. The total amount contributed by the Company to the plans is determined by the plan provisions. During the three and six months ended June 30, 2011, the cost of Company matching contributions was $28,237 and $52,561, respectively. During the three and six months ended June 30, 2010, the cost of Company matching contributions was $18,981 and $33,854, respectively.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company's primary offices are in Los Angeles, California.  On September 30, 2009, the Company entered into a second amendment of its lease with its current landlord to relocate and to occupy approximately 16,000 square feet in the building to accommodate growth. The lease calls for a base monthly rent of $35,060 with annual increases of 3% plus common area expenses with a term of ten years.  The Company’s rent on its original space was abated beginning July 1, 2009 and the abatement continues on the new space for a period of fourteen (14) months from the date the Company began to occupy the new space, which was February 1, 2010, as long as the Company abides by all the terms and conditions of the lease and if no event of default occurs. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the lease term. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest. On August 9, 2010, the Company entered into a third amendment to the lease for the Company’s premises. Pursuant to the third amendment, the Company will occupy an additional 16,000 square feet in the building to accommodate growth. The third amendment requires a base monthly rent upon occupancy of $35,060 for the additional space, making the total base monthly rent $70,120, with annual increases of 3%.  The Company began to occupy the additional space on January 1, 2011. The third amendment provides for six months of rent abatement on the additional space as long as the Company occupies the space for the full lease term. In the event the Company fails to abide by all the terms and conditions of the lease or an event of default occurs the Company shall reimburse the landlord for the abated rent along with interest.

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

On May 6, 2011, the Company and Edelson McGuire, LLC, a Chicago, Illinois law firm, entered into a Stipulation of Settlement (the “Stipulation”) , which is subject to court approval, to settle a class action that includes claims allegedly arising out of the Company’s design, sales and marketing of its software products and services.  A class action complaint and the Stipulation were filed in state court in Cook County, Illinois on May 6, 2011.  The Company denies the allegations in the complaint and agreed to settle the action solely to avoid the expense and distraction of litigation.  The Stipulation has received preliminary approval by the court.

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

One of the Company’s unsecured creditors is attempting to secure a judgment against the Company in the approximate amount of $270,000.  It is possible that, if the judgment is entered, the unsecured creditor will attempt to enforce the judgment against the Company’s assets.  The entry of the judgment would constitute an event of default under the Company’s loan agreements with GRM and under the Agreement, and GRM would be permitted to terminate the Agreement and pursue all of its legal rights and remedies against the Company.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees and Indemnities
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

NOTE 8 - RELATED PARTY TRANSACTIONS

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement, as amended, with GRM as more fully described in Note 5 above.  Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf. As compensation for the services the Company issued warrants to GRM. See Note 5 for a detailed description of all warrants issued to GRM and the vesting of those warrants. The Media and Marketing Services Agreement was amended on October 15, 2010 to add a monthly creative management fee of $75,000 as all of the warrants issued to GRM had vested.  The Company paid GRM $225,000 and $450,000 in creative management fees for the three and six months ended June 30, 2011.  A new agreement was executed subsequent to June 30, 2011, see Note 9 – Subsequent Events.

In addition, GRM invoiced the Company $105,900 and $236,232 for the three and six months ended June 30, 2011 for their overhead expense reimbursement on media costs incurred by GRM pursuant to the Media Agreement. GRM invoiced the Company $86,937 and $164,244 for the three and six months ended June 30, 2010.

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

In consideration of the license granted to GRM in the License Agreement, GRM will pay royalties to the Company on a product-by-product basis for each annual subscription and each annual renewal by end users of the products covered by the License Agreement.  Upon the achievement of certain milestones or conditions in the License Agreement, GRM will make annual advances of royalties to the Company in the amount of $250,000 per year.  If GRM fails to pay an annual advance when due, and if certain other conditions are met, the License shall become non-exclusive.  The Company did not record any revenue under the License Agreement for the three or six months ended June 30, 2011 and 2010.

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

See Note 5 for a detailed description of the GR Note and the 2011 GR Note. See Note 9 for subsequent events related to GRM.

NOTE 9 - SUBSEQUENT EVENTS

On July 19, 2011, the Company and GRM entered into a new Media and Marketing Services Agreement (the “New Agreement”).  The New Agreement provides that GRM will continue to provide to the Company certain media purchasing, production, advertising and marketing services in connection with the advertising, marketing, sale and distribution of the Company’s software products and technical support services (the “Media and Marketing Services”).

The New Agreement supersedes and replaces the prior Media and Marketing Services Agreement between the Company and GRM dated as of March 24, 2009, as amended from time to time (the “Prior Agreement”) (except as to those obligations which expressly survive the termination of the Prior Agreement), pursuant to which GRM provided Media and Marketing Services to the Company.  The New Agreement is on substantially the same terms and conditions as the Prior Agreement with certain modifications resulting from, among other things, merging the Prior Agreement in the New Agreement.

The term of the New Agreement is from July 1, 2011 until December 31, 2013 unless the New Agreement is terminated earlier in accordance with the terms and conditions thereof.

The New Agreement provides for the payment to GRM by the Company of a Creative Management Fee of $75,000 per month, of which $50,000 per month will be waived by GRM during the four month period commencing on June 1, 2011 and expiring on September 30, 2011 if the Company remains in compliance with all of its obligations under the New Agreement and the Prior Agreement.

Under the New Agreement, the Company will grant to GRM, as security for the Company’s prompt payment of all amounts due and performance of all obligations under the New Agreement, a security interest in substantially all of the Company’s assets.

On July 27, 2011, CyberDefender Corporation (the “Company”) completed the private sale of $1.5 million in aggregate principal amount of 9% Subordinated Convertible Promissory Notes (the “Notes”) to 21 accredited investors, including two independent directors of the Company, pursuant to Securities Purchase Agreements.  The Notes are convertible, at the election of the holders, into shares of the Company’s common stock at a conversion price of $0.72 per share.  The Notes and accrued interest are due and payable on August 27, 2012, and are subordinate to certain senior debt owed by the Company to GRM. The Company may repay the notes at any time with fourteen days notice.

In addition, each investor will receive one incentive share of the Company’s common stock for each dollar invested.  The incentive shares will be issued by the Company from its treasury following the transfer to the Company of shares owned by Gary Guseinov, the Company’s chief executive officer and chairman of the board of directors.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS (Continued)

Effective August 1, 2011, Gary Guseinov resigned from his positions as a director and chief executive officer of Cyberdefender Corporation (the “Company”). In connection with Mr. Guseinov’s resignations, the Company and Mr. Guseinov entered into a Separation and Release Agreement as of August 1, 2011 (the “Separation Agreement”).  The Separation Agreement provides, among other things, that: (i) the Company will pay Mr. Guseinov his annual salary, at the current rate, for a period of five months following his separation from the Company on August 1, 2011; (ii) the Company will pay Mr. Guseinov’s health insurance benefits, as currently in effect, for a period of six months following Mr. Guseinov’s separation from the Company; and (iii) other than his rights under his Indemnification Agreement with the Company dated May 1, 2010, Mr. Guseinov has released all claims he may have against the Company and others.  The Separation Agreement also provides for certain continuing obligations of Mr. Guseinov regarding the Company’s confidential information.

On July 25, 2011, the Company and GRM entered into a Waiver and Forbearance Agreement (the “Agreement”).  Pursuant to the Agreement, the Company, among other things: (i) acknowledged its failure to make interest payments payable on July 1, 2011 under a certain 9% Secured Convertible Promissory Note dated March 31, 2011 and issued by the Company in favor of GRM; (ii) acknowledged its failure to make interest payments payable on July 1, 2011 under a certain Amended and Restated 9% Secured Convertible Promissory Note dated February 25, 2011 and issued by the Company in favor of GRM; and (3) acknowledged certain other defaults in connection with the notes.

Pursuant to the Agreement, GRM, among other things, agreed to capitalize the unpaid interest payments and, for a period of sixty days through and including September 23, 2011, or until the earlier termination of the Agreement pursuant to the terms and conditions thereof, and for that period only, agreed: (a) to waive its rights and remedies under the notes and related documents described above; and (ii) that the Company is not in default under the notes and related documents.

In addition, one unsecured creditor is attempting to secure a judgment against the Company in the approximate amount of $270,000.  It is possible that, if the judgment is entered, the unsecured creditor will attempt to enforce the judgment against the Company’s assets.  The entry of the judgment would constitute an event of default under the Company’s loan agreements with GRM and under the Agreement, and GRM would be permitted to terminate the Agreement and pursue all of its legal rights and remedies against the Company.

Subsequent to June 30, 2011, the Company entered into an agreement with Worth Linen Associates to provide consulting services related to marketing strategy and execution, phone center operations and efficiencies, financial procedures and collections, and data systems and customer database management.  The agreement is for a period of six months beginning June 1, 2011. The Company has agreed to pay Worth Linen Associates $220,000 cash and a grant of 419,048 registered shares of the Company’s common stock with a total value of $700,000. The number of shares was determined by dividing $700,000 by the average daily closing price of the Company’s common stock for the month of June, which was $1.67.  The shares will vest in seven installments beginning on June 1, 2011 and ending on November 30, 2011.

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
Strategic Repositioning

Over the course of the past two years, our business has evolved and the opportunity before us today is very different from where we started; during the second quarter, we determined that it was the opportune time to formalize a plan which would enable us to best capitalize on our strength with direct to consumer marketing and leverage our position as a leading provider of remote technical support services. We have taken steps to implement a strategic plan to achieve profitability while maintaining strong growth. Major elements of the new strategic plan include:

•	New leadership. CEO resigned on August 1, 2011. Board of Directors is actively negotiating with an interim CEO candidate

•	Focus strategic efforts on high-growth LiveTech service offerings

•	Discontinue development of proprietary software intended for sale to consumers

•	Improve software product offerings via third party licensing arrangements

•	Increase focus on optimizing operations to accelerate profitability

•	Reduce overhead and call center operational costs while improving overall customer experience

•	Our management team is expected to be augmented with additional expertise from direct response industry veterans who are charged with a clear focus on results, accountability and profit performance

•	The company expects to continue to operate its own in-house technical support call center for our LiveTech remote computer repair service

During the second quarter, we eliminated substantial headcount across the entire organization focusing specifically on software development.  Having already identified a number of robust software product suites that are available to be licensed, management is underway in negotiations with a highly reputable prospective security software vendor and targets finalization of the contract in the coming months. We plan to continue to execute on the strategic plan throughout the third and fourth quarters of 2011, to further streamline operations.

We evaluate our financial performance utilizing a variety of indicators. Four of the primary indicators that we utilize to evaluate the ongoing performance of our business include gross sales (a non-GAAP measure), income/loss from operations, net cash used in operating activities and renewal revenue. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Gross sales are a non-GAAP measure which we define as total sales before returns and before deferring revenue for GAAP purposes. We believe gross sales is an appropriate measure to be used in evaluating the performance of our business as it gives a better indication of our operating performance and the profitability of our marketing initiatives.  Gross sales for the three months ended June 30, 2011 increased $3.1 million, or 25%, to $15.5 million from $12.4 million for the three months ended June 30, 2010. Gross sales for the six months ended June 30, 2011 increased $12.9 million, or 53%, to $37.1 million from $24.2 million for the six months ended June 30, 2010. As detailed in the table in the section below titled “Trends, Events and Uncertainties,” service and renewal revenue increase for the three and six months ended June 30, 2011 as compared to 2010. The increase was driven by several factors: increased direct-response advertising efforts through our partnership with GRM, increasing demand for our LiveTech services as indicated by improved sales conversion rates, continued improvements related to infrastructure optimization including SaaS-based CRM, IVR and eCommerce platforms and several Company initiatives to increase renewals.

Loss from operations for the three months ended June 30, 2011 decreased $5.3 million, or 48%, to $5.7 million from $11.0 million for the three months ended June 30, 2010. This decrease in loss from operations is primarily attributable to the increase in gross profit due to increased sales and a decrease in operating expenses.  The increase in gross profit is primarily attributable to increased sales resulting from the continued optimization of advertising. The decrease in operating expenses is due to a decrease in media and marketing services expense related to the Media Services Warrant that vested in 2010. During the three months ended June 30, 2010, 2,043,846 warrants vested.  The Company recorded non-cash expense of $6.5 million to media and marketing services for the three months ended June 30, 2010. This decrease was offset by an increase in selling, general and administrative expenses.  The increase in selling, general and administrative costs is primarily attributable to an increase in salaries and benefits resulting from the increase in staffing across all departments required as a result of the increase in sales and scaling of infrastructure. There was also an increase in merchant processing fees due to increased sales and the Company’s use of services provided by Vindicia, a leading provider of on-demand billing solutions for online merchants. Finally, professional fees increased due to listing of the Company’s common stock on the NASDAQ Global Market, the engagement of a new accounting firm and the addition of an independent board of directors. Loss from operations for the six months ended June 30, 2011 decreased $8.4 million, or 44%, to $10.7 million from $19.1 million for the six months ended June 30, 2010.

Net cash used in operating activities for the six months ended June 30, 2011 decreased $1.9 million, or 59%, to $1.3 million from $3.2 million for the six months ended June 30, 2010. Net cash used in operating activities during the six months ended June 30, 2011 was primarily the result of the net loss of $12.6 million. Net loss was adjusted for non-cash items such amortization of debt discount of $1.4 million, compensation expense for vested stock options of $0.5 million and shares and warrants issued for services of $0.4 million. Additionally the following items also impacted cash flow from operations: (i) a decrease in restricted cash of $0.8 million resulting from the lowering of the merchant processing reserve to $2 million; (ii) a decrease in accounts receivable of $1.3 million; (iii) an increase in accounts payable and accrued expenses – related party of $2.0 million resulting from the payment terms being negotiated to 30 days from 15 days; and (iv) an increase in deferred revenue of $3.2 million as a result of increased sales.

Renewal revenue, on a non-GAAP gross basis, for the three months ended June 30, 2011 increased $1.3 million, or 94%, to $2.7 million from $1.4 million for the three months ended June 30, 2010. This increase was attributable to the increase in our subscriber base due for renewal and our initiatives to increase renewals. Renewal revenue is important to us for two reasons. The first is that when customers renew, it underscores our commitment to delivering top quality products and services. Second, the cost of renewal customers is minimal. As we continue to build our renewal base, our advertising costs as a percentage of revenue should decrease, which we expect to help us reach profitability.

There are challenges and risks associated with our recent growth and the new strategic plan that we are focused on implementing.  Our growth may not continue as expected or at all.  Any one or all of our new initiatives may not produce the expected results. To date, our operations have been primarily financed through debt and equity proceeds from private placement offerings.  We believe that our repositioning strategy will allow us to rely on our strong direct to consumer marketing expertise to strengthen our position as a leading provider of remote technical support services.  However, the implementation of the new strategy will depend upon our ability to secure additional financing.

Since the filing of the Company’s Form 10-Q for the first quarter of fiscal year 2011, the Company’s cash position has deteriorated materially, and the Company has not been able to pay some of its unsecured creditors in a timely manner.  The Company is attempting to negotiate agreements with several unsecured creditors pursuant to which the unsecured creditors would agree, for the next two to three months, to accept reduced, partial payments of amounts owed and to forbear temporarily from asserting their legal rights and remedies against the Company while the Company attempts to secure the additional required financing.  There can be no assurance that the Company will be able to secure the agreements.  Even if the agreements are secured, if the Company is unable to secure the additional financing, there can be no assurance that the unsecured creditors would continue to forbear from asserting their legal rights and remedies against the Company for amounts the Company owes.

Subsequent to the close of the second quarter, we closed a $1.5 million private offering of subordinated convertible promissory notes to accredited investors as described in Note 9 above. We believe, but cannot ensure, that the $1.5 million will be sufficient to permit us to continue to operate until we can secure the additional financing during the next 60 days that we require to continue to operate as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. We are presently engaged in active discussions for additional investments by existing and prospective investors but we have no funding commitments in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  If we cannot obtain financing, then we may be forced to further curtail our operations, or possibly be forced to evaluate a sale or consider other strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

Thus far, our unsecured creditors have not asserted claims against us for amounts we owe, but it is not certain that they will continue to do so.

In addition, we are in default of certain provisions of our loan agreements with GRM  senior lender and we  and GRM have entered into a Waiver and Forbearance Agreement (the “Agreement”).    Pursuant to the Agreement, the Company, among other things: (i) acknowledged its failure to make interest payments payable on July 1, 2011 under a certain 9% Secured Convertible Promissory Note dated March 31, 2011 and issued by the Company in favor of GRM; (ii) acknowledged its failure to make interest payments payable on July 1, 2011 under a certain Amended and Restated 9% Secured Convertible Promissory Note dated February 25, 2011 and issued by the Company in favor of GRM; and (3) acknowledged certain other defaults in connection with the notes.

Pursuant to the Agreement, GRM, among other things, agreed to capitalize the unpaid interest payments and, for a period of sixty days through and including September 23, 2011, or until the earlier termination of the Agreement pursuant to the terms and conditions thereof, and for that period only, agreed: (a) to waive its rights and remedies under the notes and related documents described above; and (ii) that the Company is not in default under the notes and related documents.

We are pursuing all strategic and financing opportunities in order to seek to properly capitalize our operations and execute our strategic plan.

Furthermore, we need to obtain additional financing to repay the obligations to GRM due on March 31, 2012.  If we are unable to obtain additional funding, we would attempt to renegotiate the terms of the GRM debt, however, there can be no assurance that this would occur. Failure to obtain additional funding or an amendment to the GRM debt may require us to significantly curtail our operations which could have a material adverse impact on our results of operations and financial position. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Financial Statements during the three months ended June 30, 2011 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Debt obligations	$11,415,090	$11,415,090	$-	$-	$-
Capital lease obligations	$270,580	$156,661	$113,919	$-	$-
Operating lease obligations	$8,508,482	$871,746	$1,811,146	$1,915,691	$3,909,899

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

Trends, Events and Uncertainties

Since the filing of our Form 10-Q for the first quarter of fiscal year 2011, our cash position and liquidity have declined materially. Thus far, our unsecured creditors have not asserted claims against us for amounts we owe, but it is not certain that they will continue to do so. We are pursuing all strategic and financing opportunities in order to seek to properly capitalize our operations and execute our strategic plan.

As described above in the discussion of revenue recognition, we generally receive payment upon the sale of our products and services and defer the revenue over the life of the license agreement or service plan, which range from one to three years.

The following table summarizes our GAAP revenue and deferred revenue for each quarter of the two most recently completed fiscal years as well as for the most recent two quarters.

Quarter Ended	Net Revenue	Cumulative Deferred Revenue
31-Mar-09	$3,191,630	$6,687,198
30-Jun-09	3,686,644	$8,139,384
30-Sep-09	4,427,404	$9,656,352
31-Dec-09	7,536,215	$10,779,146
Fiscal Year 2009 Total	$18,841,893

31-Mar-10	$9,477,330	$11,619,760
30-Jun-10	9,712,586	$12,081,434
30-Sep-10	12,746,103	$14,163,271
31-Dec-10	13,632,526	$15,458,653
Fiscal Year 2010 Total	$45,568,545

31-Mar-11	$15,375,893	$18,320,111
30-Jun-11	$12,720,597	$18,679,025
Fiscal Year 2011 Total	$28,096,490

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

Quarter Ended	Software		Services		Ancillary		Renewals		Total
31-Mar-09	$2,475,095	40%	$2,645,857	43%	$606,051	10%	$463,948	7%	$6,190,951
30-Jun-09	2,501,266	40%	2,678,978	43%	584,144	9%	466,747	8%	6,231,135
30-Sep-09	2,666,274	40%	2,915,731	43%	461,120	7%	699,068	10%	6,742,193
31-Dec-09	4,401,569	45%	3,705,830	38%	982,460	10%	717,949	7%	9,807,808
Fiscal Year 2009 Totals	$12,044,204	42%	$11,946,396	41%	$2,633,775	9%	$2,347,712	8%	$28,972,087

31-Mar-10	$4,092,152	35%	$5,802,486	49%	$856,297	7%	$1,062,473	9%	$11,813,408
30-Jun-10	3,504,147	28%	6,967,067	56%	568,525	5%	1,389,064	11%	12,428,803
30-Sep-10	4,155,264	22%	11,706,203	63%	501,721	3%	2,196,572	12%	18,559,760
31-Dec-10	3,944,197	21%	12,780,949	67%	493,886	3%	1,890,599	10%	19,109,631
Fiscal Year 2010 Totals	$15,695,760	25%	$37,256,705	60%	$2,420,429	4%	$6,538,708	11%	$61,911,602

31-Mar-11	$4,696,930	22%	$13,971,456	65%	$478,516	2%	$2,450,982	11%	$21,597,884
30-Jun-11	$2,867,130	18%	$9,694,401	63%	$248,564	2%	$2,689,628	17%	$15,499,723
Fiscal Year 2011 Totals	$7,564,060	20%	$23,665,857	64%	$727,080	2%	$5,140,610	14%	$37,097,607

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

	Six Months Ended June 30,
	2011		2010
1 Year - Software sales	$6,603,050	21%	$7,049,152	32%
Multi-year - Software sales	961,011	3%	2,521,319	12%
1 Year - Services sales	6,741,189	21%	5,610,783	26%
Multi-year - Services sales	16,101,757	50%	4,831,578	22%
Ancillary Sales	1,549,990	5%	1,777,842	8%
Total	$31,956,997		$21,790,674

The table above indicates an upward trend in the sale of our multi-year LiveTech services.  Management believes this to be a result of increased demand for the value received for these multi-year LiveTech services and the overall growing demand for remote computer repair services.

Reconciliation of GAAP to Non-GAAP Financial Measures

The following is a reconciliation of gross sales to net revenue for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross Sales	$15,499,723	$12,428,803	$37,097,607	$24,242,211
Less: Refunds	(1,718,817)	(1,562,587)	(4,170,560)	(2,955,645)
Less: Uncollected EZ pay	(701,396)	(691,956)	(1,910,185)	(794,362)
Less: Change in deferred revenue	(358,913)	(461,674)	(2,920,372)	(1,302,288)
Net revenue	$12,720,597	$9,712,586	$28,096,490	$19,189,916

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Net revenue	$12,720,597	$9,712,586	$3,008,011	31%	$28,096,490	$19,189,916	$8,906,574	46%

The increase in net revenue was driven by several factors: increased direct-response advertising efforts through our partnership with GRM, increasing demand for our software products and remote LiveTech services, an increase in renewal revenues and continued improvements related to infrastructure optimization including SaaS-based CRM, IVR and eCommerce platforms. See the discussion of advertising expenses below. The majority of the revenue increase was from LiveTech services.  The increase is due to the company changing its focus to concentrate on growing its LiveTech business.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Cost of revenue	$6,098,859	$4,013,801	$2,085,058	52%	$13,228,378	$7,168,851	$6,059,527	85%

The increase in cost of revenue was primarily attributable to the expansion of our call center operations to support the increase in sales of our remote LiveTech services and the transition to CyberDefender managed call centers. During 2010, we transitioned to using only CyberDefender managed call centers, internal as well as through third-parties.  Prior to the transition the Company contracted with an outsourced call center on a revenue share basis that allowed us to defer the cost for GAAP accounting.  Cost of revenue includes compensation related expenses of our internal sales and technical support staff, as well as the cost of outsourced call centers. Compensation-related expenses for our internal technical support staff totaled $2.8 million for the three months ended June 30, 2011 as compared to $1.8 for the three months ended June 30, 2010. Expenses related to outsourced call centers totaled $3.0 million for the three months ended June 30, 2011 as compared $2.0 for the three months ended June 30, 2010. Compensation-related expenses for our internal technical support staff totaled $5.5 million for the six months ended June 30, 2011 as compared to $2.7 for the six months ended June 30, 2010. Expenses related to outsourced call centers totaled $7.1 million for the six months ended June 30, 2011 as compared $4.1 for the six months ended June 30, 2010.

Operating Expenses

Media and marketing services

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Media and marketing services	$5,639,908	$5,421,145	$218,763	4%	$11,929,673	$10,083,979	$1,845,694	18%

Media and marketing services expense is comprised primarily of offline and online advertising and related functional resources. This increase was attributable to the Company increasing its advertising spend.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Media and marketing services – related party	$330,900	$6,555,963	$(6,225,063)	(95%)	$686,232	$12,123,060	$(11,436,828)	(94%)

Media and marketing services – related party expense is mainly comprised of non-cash expense related to the Media Services Warrant issued to GRM.  This decrease was primarily attributable to the non-cash expense related to the Media Services Warrant that vested in 2010 and other warrants issued to GRM.

Product Development

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Product Development	$828,492	$963,392	$(134,900)	(14%)	$1,762,762	$1,715,519	$47,243	3%

Product development expenses are comprised of research and development costs associated with the development of new products as well as the ongoing support and improvement of current products. The decrease for the three months ended June 30, 2011 is primarily attributable to decreased salaries and compensation paid to contractors as a result of the Company’s decision to focus on growing the LiveTech business and therefore spending less on product development.

Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

S,G & A	$5,428,207	$3,722,577	$1,705,630	46%	$10,964,283	$7,149,533	$3,814,750	53%

Selling, general and administrative expenses are primarily comprised of salaries and wages, third party credit card processing fees, legal and professional fees, rent and other normal operating expenses.

The increase in S, G & A for the three and six months ended June 30, 2011 was attributable to (i) an increase in salaries and wages and related compensation expenses, including benefits and payroll taxes, of $0.3 million and $1.0 million resulting from the increase in staffing across all departments required as a result of the increase in sales and scaling of infrastructure; (ii) an increase in merchant processing fees of $0.3 million and $0.9 million due to increased sales and the Company’s use of services provided by Vindicia, a leading provider of on-demand billing solutions for online merchants; (iii) an increase in professional fees of $0.3 million and $0.5 million due to the addition of an independent board of directors and the hiring of a direct-response consulting firm to improve the Company’s performance; and (iv) an increase in the cost of the updated call center infrastructure including the new CRM and IVR of $0.8 million and $1.3 million.

Loss From Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Loss from operations	$5,719,272	$11,019,195	$(5,299,923)	(48%)	$10,680,194	$19,126,171	$(8,445,977)	(44%)

This decrease in loss from operations is attributable to the increase in gross profit and the decrease in operating expenses.  The increase in gross profit is attributable to the increased sales as described above.  The decrease in the operating expenses is attributable to a decrease in media and marketing – related party expenses offset by an increase in selling, general and administrative expenses, all as described above.

Other Income/(Expense)

Interest expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	$	2011	2010	$	%

Interest expense, net (including related party)	$894,794	$990,748	$(95,954)	(10%)	$1,767,434	$1,209,917	$557,517	46%

The increased interest expense for the six months ended June 30, 2011 was primarily attributable to the higher amount of debt carried via the GR Note, the Credit Facility and the 2011 GR Note and the amortization of the debt discount.

Net Loss

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Net loss	$6,614,066	$12,009,943	$(5,395,877)	(45%)	$12,550,345	$20,336,088	$(7,785,743)	(38%)

This decrease in net loss is attributable to the increase in gross profit and the decrease in operating expenses.  The increase in gross profit is attributable to the increased sales as described above.  The decrease in the operating expenses is attributable to a decrease in media and marketing – related party expenses offset by an increase in selling, general and administrative expenses, all as described above.

Liquidity and Capital Resources

Since the filing of our Form 10-Q for the first quarter of fiscal year 2011, our cash position and liquidity have declined materially. To date, the Company's operations have been primarily financed through debt and equity proceeds from private placement offerings, as the Company has experienced operating losses for the last five fiscal years.  Management has implemented plans to continue to build its revenue base, expand sales and marketing and improve operations, however, through June 30, 2011, the Company continued to operate at negative cash flow.    While the Company is attempting to generate sufficient operating cash flow, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.   While the Company believes in the viability of its strategy to generate sufficient operating cash flow and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient operating cash flow.

Furthermore, the Company needs to obtain additional financing to repay the obligations to GRM due on March 31, 2012.  If the Company was unable to obtain additional funding, we would attempt to renegotiate the terms of the GRM debt, however, there can be no assurance that this would occur. Failure to obtain additional funding or an amendment to the GRM debt may require us to significantly curtail our operations which could have a material adverse impact on our results of operations and financial position. The Company was in default of certain provisions of its loan agreements with GRM, and the Company and GRM have negotiated a Forbearance Agreement.   Pursuant to the Forbearance Agreement, GRM has agreed to waive, for a period of 60 days through and including September 23, 2011, its rights and remedies against the Company as a result of the defaults.  There can be no assurance that GRM will agree to extend the waiver period beyond 60 days.  If the waiver period is not extended, GRM will be able to pursue all of its rights and remedies against the Company resulting from the defaults.  Failure to cure the defaults or obtain extensions of the waivers could affect the ability of the Company to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to the close of the second quarter, the Company closed a $1.5 million private offering of subordinated convertible promissory notes to accredited investors as described in Note 9 below. The Company believes, but cannot ensure, that the $1.5 million will be sufficient to permit the Company to continue to operate until it can secure the additional financing during the next 60 days that it requires to continue to operate as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. We are presently engaged in active discussions for additional investments by existing and prospective investors but we have no funding commitments in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  If we cannot obtain financing, then we may be forced to further curtail our operations, or possibly be forced to evaluate a sale or consider other strategic alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

Since the filing of the Company’s Form 10-Q for the first quarter of fiscal year 2011, the Company’s cash position has deteriorated materially, and the Company has not been able to pay some of its unsecured creditors in a timely manner.  The Company is attempting to negotiate agreements with several unsecured creditors pursuant to which the unsecured creditors would agree, for the next two to three months, to accept reduced, partial payments of amounts owed and to forbear temporarily from asserting their legal rights and remedies against the Company while the Company attempts to secure the additional required financing.  There can be no assurance that the Company will be able to secure the agreements.  Even if the agreements are secured, if the Company is unable to secure the additional financing, there can be no assurance that the unsecured creditors would continue to forbear from asserting their legal rights and remedies against the Company for amounts the Company owes.

On July 25, 2011, the Company and GRM entered into a Waiver and Forbearance Agreement (the “Agreement”).  Pursuant to the Agreement, the Company, among other things: (i) acknowledged its failure to make interest payments payable on July 1, 2011 under a certain 9% Secured Convertible Promissory Note dated March 31, 2011 and issued by the Company in favor of GRM; (ii) acknowledged its failure to make interest payments payable on July 1, 2011 under a certain Amended and Restated 9% Secured Convertible Promissory Note dated February 25, 2011 and issued by the Company in favor of GRM; and (3) acknowledged certain other defaults in connection with the notes.  Pursuant to the Agreement, GRM, among other things, agreed to capitalize the unpaid interest payments and, for a period of sixty days through and including September 23, 2011, or until the earlier termination of the Agreement pursuant to the terms and conditions thereof, and for that period only, agreed: (a) to waive, for a period of 60 days, its rights and remedies against the Company as a result of the defaults; and (b) that the Company is not in default under the notes and related agreements.  There can be no assurance that GRM will agree to extend the waiver period beyond 60 days.  If the waiver period is not extended, or if the Company defaults in its obligations under the Agreement, GRM will be able to pursue all of its rights and remedies against the Company resulting from the defaults.

In addition, one unsecured creditor is attempting to secure a judgment against the Company in the approximate amount of $270,000.  It is possible that, if the judgment is entered, the unsecured creditor will attempt to enforce the judgment against the Company’s assets.  The entry of the judgment would constitute an event of default under the Company’s loan agreements with GRM and under the Agreement, and GRM would be permitted to terminate the Agreement and pursue all of its legal rights and remedies against the Company.

At June 30, 2011, we had cash totaling $1.8 million.  In the six months ended June 30, 2011, we used $1.3 million in cash flows from operations.

Cash provided/(used) during the six months ended June 30, 2011 included:

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 decreased $1.9 million, or 59%, to $1.3 million from $3.2 million for the six months ended June 30, 2010. Net cash used in operating activities during the six months ended June 30, 2011 was primarily the result of the net loss of $12.6 million. Net loss was adjusted for non-cash items such amortization of debt discount of $1.4 million, compensation expense for vested stock options of $0.5 million and shares and warrants issued for services of $0.4 million. Additionally the following items also impacted cash flow from operations: (i) a decrease in restricted cash of $0.8 million resulting from the lowering of the merchant processing reserve to $2 million; (ii) a decrease in accounts receivable of $1.3 million; (iii) an increase in accounts payable and accrued expenses – related party of $2.0 million resulting from the payment terms being negotiated to 30 days from 15 days; and (iv) an increase in deferred revenue of $3.2 million as a result of increased sales.

Our primary source of operating cash flow is the collection of sales receipts from our customers and the timing of payments to our vendors and service providers.  We did not make any significant changes to our sales and receivable process during the three months ended June 30, 2011.

The increase in cash related to accounts payable and accrued expenses – related party was $2.0 million.  Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable.  The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.

Our working capital deficit at June 30, 2011, defined as current assets minus current liabilities, was $29.0 million as compared to a working capital deficit of $11.4 million at December 31, 2010.  The increase in working capital deficit of approximately $17.6 million from December 31, 2010 to June 30, 2011 was primarily attributable to $9.6 million of convertible debt – related party becoming short-term, a decrease in cash and restricted cash of $1.7 million, a decrease in accounts receivable of $1.3 million, an increase in accounts payable and accrued expenses –related party of $2.0 million and an increase in current portion of deferred revenue of $2.6 million, resulting from increased.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2011 was $0.1 million, which was used for property and equipment purchases.  We expect to continue to purchase property and equipment in the normal course of our business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes in computer hardware and software used in our business.  Net cash used in investing activities during the six months ended June 30, 2010 was $0.4 million and also related to the purchase of property and equipment.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2011 was $0.5 million, which was primarily the result of the exercise of common stock warrants. Cash provided by financing activities during the six months ended June 30, 2010 was $5.1 million, which was primarily the result of the net proceeds of $4.9 million from the issuance of a convertible note and the exercise of common stock warrants and stock options totaling $0.2 million.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 4T.	CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weakness which has caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 6, 2011, the Company and Edelson McGuire, LLC, a Chicago, Illinois law firm, entered into a Stipulation of Settlement (the “Stipulation”), which is subject to court approval, to settle a class action that includes claims allegedly arising out of the Company’s design, sales and marketing of its software products and services.  A class action complaint and the Stipulation were filed in state court in Cook County, Illinois on May 6, 2011.  The Company denies the allegations in the complaint and agreed to settle the action solely to avoid the expense and distraction of litigation. The Stipulation received preliminary approval by the court.

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

One of the Company’s unsecured creditors is attempting to secure a judgment against the Company in the approximate amount of $270,000.  It is possible that, if the judgment is entered, the unsecured creditor will attempt to enforce the judgment against the Company’s assets.  The entry of the judgment would constitute an event of default under the Company’s loan agreements with GRM and under the Agreement, and GRM would be permitted to terminate the Agreement and pursue all of its legal rights and remedies against the Company.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, two investors exercised warrants to purchase 21,937 shares of common stock exercisable at $0.94 per share. We relied on section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as the securities were issued to accredited investors without any form of general solicitation or general advertising.

For information relating to additional unregistered securities that were sold during the three months ended June 30, 2011, please see our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on March 1, 2011.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

On July 25, 2011, the Company and GRM entered into a Waiver and Forbearance Agreement (the “Agreement”).  Pursuant to the Agreement, the Company, among other things: (i) acknowledged its failure to make interest payments payable on July 1, 2011 under a certain 9% Secured Convertible Promissory Note dated March 31, 2011 and issued by the Company in favor of GRM; (ii) acknowledged its failure to make interest payments payable on July 1, 2011 under a certain Amended and Restated 9% Secured Convertible Promissory Note dated February 25, 2011 and issued by the Company in favor of GRM; and (3) acknowledged certain other defaults in connection with the notes.

Pursuant to the Agreement, GRM, among other things, agreed to capitalize the unpaid interest payments and, for a period of sixty days through and including September 23, 2011, or until the earlier termination of the Agreement pursuant to the terms and conditions thereof, and for that period only, agreed: (a) to waive its rights and remedies under the notes and related documents described above; and (ii) that the Company is not in default under the notes and related documents.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Third Amendment to 9% Secured Convertible Promissory Note dated April 4, 2011 between the registrant and GR Match, LLC (2)
10.2	First Amendment to Amended and Restated 9% Secured Convertible Promissory Note dated April 4, 2011 between the registrant and GR Match, LLC (2)
10.3	Form of 9% Subordinated Convertible Promissory Note (3)
10.4	Form of Securities Purchase Agreement (3)
10.5	Form of Subordination Agreement (3)
10.6	Form of Security Agreement (3)
10.7	Waiver and Forbearance Agreement dated July 25, 2011 between the registrant and GR Match, LLC (3)
10.8	Separation and Release Agreement dated August 1, 2011 between the registrant and Gary Guseinov (4)**
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*
_____________________________________
(1)	Incorporated by reference from the Registration Statement on Form S-3, File No. 333-167910, filed with the Securities and Exchange Commission on June 30, 2010.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2011.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2011.
*Filed herewith.
**Denotes an agreement with management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

By:	/s/ Kevin Harris
Date: August 22, 2011	Kevin Harris, Interim Chief Executive Officer

By:	/s/ Kevin Harris
Date: August 22, 2011	Kevin Harris, Chief Financial Officer