Form 10-Q
period 2011-09-30
CYBERDEFENDER CORP
filed 2011-11-14
CIK 1377720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 333-138430

CYBERDEFENDER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-1205833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
☐ Yes ☒ No

As of November 7, 2011, 27,916,440 shares of the registrant’s common stock, $0.001 par value, were outstanding.

CYBERDEFENDER CORPORATION
FORM 10-Q
September 30, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CYBERDEFENDER CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$1,546,221	$2,649,061
Restricted cash	2,255,074	3,079,394
Accounts receivable	1,688,276	2,385,920
Deferred financing costs, current	124,241	103,484
Prepaid expenses	174,225	195,258
Deferred charges, current	335,174	1,147,764

Total current assets	6,123,211	9,560,881

Property and equipment, net	1,508,744	1,742,675
Deferred financing costs, net of current portion	-	6,377
Deferred charges, net of current portion	41,467	402,772
Other assets	288,225	269,314

Total assets	$7,961,647	$11,982,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,794,669	$6,275,896
Accounts payable and accrued expenses – related party	3,140,890	1,447,257
Accrued expenses	1,887,959	1,788,435
Deferred revenue, current	13,707,888	11,342,211
Convertible notes payable – related party, net of discount	10,458,924	-
Capital lease obligations, current	129,552	137,435

Total current liabilities	35,119,882	20,991,234

Deferred rent	804,777	466,920
Deferred revenue, less current portion	4,841,681	4,116,442
Convertible notes payable – related party	150,000	9,825,056
Convertible notes payable, net of discount	1,554,059	-
Capital lease obligations, less current portion	78,856	168,572

Total liabilities	42,549,255	35,568,224

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, par value $0.001; 100,000,000 shares authorized; 27,916,440 and 27,327,702 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	28,115	27,328
Treasury stock at par value, 199,287 shares	(199)	-
Additional paid-in capital	67,511,341	60,926,037
Accumulated deficit	(102,126,865)	(84,539,570)

Total stockholders’ deficit	(34,587,608)	(23,586,205)

Total liabilities and stockholders’ deficit	$7,961,647	$11,982,019
See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Net revenue:
Services	$7,345,340	$7,928,021	$25,882,764	$17,592,282
Software and other	4,441,209	4,818,082	14,000,275	14,343,737
Total net revenue	11,786,549	12,746,103	39,883,039	31,936,019
Cost of revenue:
Services	3,935,382	5,616,316	16,588,621	12,348,299
Software and other	152,132	217,581	727,271	654,449
Total cost of revenue	4,087,514	5,833,897	17,315,892	13,002,748

Gross profit	7,699,035	6,912,206	22,567,147	18,933,271

Operating expenses:
Media and marketing services	5,145,098	5,954,673	17,074,771	16,038,652
Media and marketing services – related party	175,534	6,500,634	861,766	18,623,694
Product development	571,289	742,207	2,334,051	2,457,726
Selling, general and administrative	4,610,523	4,252,866	15,574,806	11,402,399
Depreciation and amortization	111,353	51,867	316,709	127,012
Total operating expenses	10,613,797	17,502,247	36,162,103	48,649,483

Loss from operations	(2,914,762)	(10,590,041)	(13,594,956)	(29,716,212)

Interest expense – related party	(1,866,870)	(279,382)	(3,620,971)	(556,080)
Interest expense, net	(255,318)	(11,897)	(268,651)	(945,116)
Loss on securities modifications	-	-	(102,717)	-

Net loss	$(5,036,950)	$(10,881,320)	$(17,587,295)	$(31,217,408)

Basic and fully diluted net loss per share	$(0.18)	$(0.40)	$(0.63)	$(1.18)

Weighted average shares outstanding:
Basic and fully diluted	27,745,673	27,027,189	27,832,353	26,408,814

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES:
Net loss	$(17,587,295)	$(31,217,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	219,586	621,000
Amortization of debt discount – related party	1,818,253	302,143
Depreciation and amortization	316,709	127,012
Compensation expense from vested stock options	913,457	700,569
Amortization of deferred financing costs	58,233	186,992
Warrants issued for media and marketing services – related party	-	18,321,762
Shares and warrants issued for services	354,147	592,765
Loss on GRM warrants and other securities modifications	1,077,330	-
Loss on disposal of fixed assets	14,453	-
Changes in operating assets and liabilities:
Restricted cash	824,320	(954,374)
Accounts receivable	697,644	(1,543,260)
Prepaid expenses	21,033	(4,826)
Deferred charges	1,173,895	1,662,923
Other assets	(18,911)	(213,967)
Accounts payable and accrued expenses	878,108	2,923,630
Accounts payable and accrued expenses – related party	1,693,633	695,409
Deferred revenue	3,090,916	3,384,125
Cash Flows Used In Operating Activities:	(4,454,489)	(4,415,505)

INVESTING ACTIVITIES:
Purchase of property and equipment	(92,809)	(1,264,231)
Cash Flows Used In Investing Activities	(92,809)	(1,264,231)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable, net of costs	2,950,712	4,948,982
Principal payments on capital lease obligations	(102,021)	(70,022)
Proceeds from exercise of stock options	6,929	62,392
Proceeds from exercise of stock warrants, net of placement fees	588,838	186,575
Cash Flows Provided by Financing Activities	3,444,458	5,127,927

NET DECREASE IN CASH	(1,102,840)	(551,809)

CASH, beginning of period	2,649,061	3,357,510

CASH, end of period	$1,546,221	$2,805,701

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$800
Cash paid for interest	$20,299	$121,501

Supplemental schedule of non-cash investing and financing activities:
Beneficial conversion feature and shares issued accounted for as discount on notes payable	$3,645,191	$908,571
Property and equipment acquired through capital lease obligations	$4,422	$336,600
Conversion of notes payable and accrued interest to common stock	$-	$2,313,139
Conversion of interest, fees and accounts payable to debt	$994,567	$-
Contribution of shares of common stock from former CEO at par value	$2,000	$-

See accompanying notes to condensed financial statements

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

These unaudited interim financial statements have been prepared by CyberDefender Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and footnotes for the Company for its year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.  The results for the nine-month interim period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
The Company, based in Los Angeles, California, markets and provides remote technical support services, antimalware software, online backup services and computer optimization software to the consumer and small business market. The Company markets its products directly to consumers through multiple channels including television, radio, the Internet and print. The Company’s goal is to be a leading provider of advanced technology solutions to protect consumers and small businesses against threats such as Internet viruses, spyware and identity theft, and to provide remote technical resolution services.

CyberDefender's premier offering is LiveTech, its remote technical support service. LiveTech technicians are available to address computer problems that cannot be resolved with simple do-it-yourself software.  Our technicians connect to customers’ computers using popular remote access software and provide our customers with quick and reliable computer repair.  Repair and optimization services include (but are not limited to) malware removal, speed optimization, software updates, file backup, privacy settings and hardware troubleshooting.

CyberDefender products and services also include CyberDefender Early Detection Center, a comprehensive antispyware and antivirus security software suite;  CyberDefender Registry Cleaner, a computer optimization software suite; PC Checkup, a free diagnosis software which identifies a variety common PC performance issues; and CyberDefender Online Backup, a cloud-based data backup service.

Liquidity and Going Concern
The Company has experienced operating losses for the last five fiscal years.  Management is implementing a strategic repositioning plan to continue to build its revenue base, expand sales and marketing and improve operations, however, through September 30, 2011, the Company continued to operate at negative cash flow.  For the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company has incurred a net loss of $17.6 million and $39.6 million, respectively.  As of September 30, 2011 and December 31, 2010, the Company had an accumulated deficit in retained earnings of $102.1 million and $84.5 million, respectively.  To date, the Company's operations have been primarily financed through debt and equity proceeds from private placement offerings.  As part of the Company’s strategic repositioning plan that was announced publicly on August 2, 2011, the Company’s board of directors has reached an agreement in principle with Greg Thomas, currently a consultant to the Company, to appoint Mr. Thomas as chief executive officer for a period of twelve months.  In the meantime, Kevin Harris, the Company’s chief financial officer and secretary, is serving as interim chief executive officer.  The appointment of Mr. Harris followed the resignation, on August 1, 2011, of Gary Guseinov from his positions as chief executive officer and chairman of the board of directors. The Company believes that its repositioning strategy will allow the Company to rely on its strong direct to consumer marketing expertise to strengthen its position as a leading provider of remote technical support services.

During the third quarter, the Company closed two private offerings of subordinated convertible promissory notes to accredited investors, totaling $3.2 million with a commitment for another $2.0 million, as described in Note 5 below. The Company believes, but cannot insure, that the $5.2 million will be sufficient to permit the Company to continue to operate until it can secure the additional financing that it requires to continue to operate as a going concern and to repay the approximately $11.7 million of debt owed to GR Match, LLC (“GRM”) due on March 31, 2012.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if additional financing is not secured, it would raise substantial doubt about the Company’s ability to continue as a going concern.  We are presently engaged in active discussions with existing and prospective investors to secure additional financing, but there are no commitments at this time (with the exception of the commitment for $2.0 million discussed above) and we can give no assurance that the additional financing can be secured on favorable terms, or at all.  If we cannot obtain additional financing, we may be forced to further curtail our operations, or possibly be forced to evaluate a sale of the Company or consider other alternatives, such as bankruptcy.  Even if we are successful in securing additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On September 30, 2011, and effective as of September 23, 2011, the Company and GRM entered into a Second Waiver and Forbearance Agreement (the “Agreement”).  Pursuant to the Agreement, the Company, among other things: (i) acknowledged its failure to make interest payments payable on July 1, 2011 under that certain 9% Secured Convertible Promissory Note dated March 31, 2010 and issued by the Company in favor of GRM; (ii) acknowledged its failure to make interest payments payable on July 1, 2011 under that certain Amended and Restated 9% Secured Convertible Promissory Note dated February 25, 2011 and issued by the Company in favor of GRM (together, the “Notes”); and (iii) acknowledged certain other defaults in connection with the Notes. Pursuant to the Agreement, GRM, among other things, agreed: (i) to capitalize the unpaid interest payments described above and payable on July 1, 2011 conditioned upon the Company’s payment of the interest payments due October 1, 2011 on the Notes; (ii) for a period of one hundred and twenty days through and including January 24, 2012, and for that period only, to waive its rights and remedies under the Notes and certain related documents and not to assert that the Company is in default of the Notes and related documents.  Pursuant to the Agreement, GRM’s waiver and forbearance are conditioned upon the Company’s compliance with its obligations under the Notes and related documents, subject to certain exclusions.  In the event of the Company’s default, GRM reserves the right to terminate the Agreement and pursue its rights and remedies with respect to any previously existing or subsequent default. There can be no assurance that GRM will agree to extend the waiver period beyond 120 days.  If the waiver period is not extended, or if the Company defaults in its obligations under the Agreement, GRM will be able to pursue all of its rights and remedies against the Company resulting from the defaults. In consideration for the Agreement the Company agreed to amend GRM’s warrants reducing the exercise price from $1.25 to $0.30.

Pursuant to the Agreement, GRM also agreed to consider, in good faith, exercising that number of its outstanding warrants necessary to acquire shares of the Company’s common stock having an aggregate exercise price of at least $1 million if the Company is profitable for any future quarterly period and a material adverse change has not occurred after the date of the Agreement.

In addition, the Company has entered into arrangements with certain of its vendors pursuant to which the vendors and the Company have agreed for payments of amounts owed to the vendors and the vendors have agreed to forbear from asserting their rights and remedies against the Company, provided that the payments are made in a timely manner. If the Company is unable to secure additional financing, there can be no assurance that the unsecured creditors would continue to forbear from asserting their legal rights and remedies against the Company for amounts the Company owes.

Reclassification
To conform to the current year's presentation, the Company reported as separate items related party expenses for media and marketing service and interest expense. These reclassifications had no effect on the previously reported net loss for 2010.

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

Accounts Receivable
The Company offers a payment plan to its customers for the purchase of multi-year LiveTech service plans. The payment plan allows customers to pay in three installments over sixty days. The Company does not believe an allowance for doubtful accounts is necessary due to the short duration of payment terms on amounts recorded as revenue.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internal Use Software
Certain costs related to computer software developed or obtained for internal use are capitalized. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software solely to meet the Company’s internal needs. Capitalized costs will be amortized on a straight-line basis over the estimated useful lives of the underlying software, which generally are three years. The Company capitalized $0.6 million of costs which are included in property and equipment on the accompanying balance sheet as of September 30, 2011 and December 31, 2010.

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

Deferred Charges
The Company uses a third party to provide technical support services associated with the CyberDefenderULTIMATE product, which is no longer being sold but is still supported.  The costs associated with this service are deferred and amortized against the recognition of the related sales revenue. Included in short-term and long-term deferred revenue as of September 30, 2011 is $430,000 and $59,000, respectively, related to the CyberDefenderULTIMATE product.

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

Reserve for Refunds
The Company’s policy with respect to refunds is to offer refunds within the first 30 days after the date of purchase. The Company may voluntarily issue refunds to customers after 30 days of purchase, however the majority are issued within 30 days of the original sale and are charged against the associated sale or deferred revenues (as applicable). Refunds were $7.3 million and $4.7 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the Company recorded a reserve for refunds of $0.3 million and $0, respectively.

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

The Company does not have any unrecognized tax benefits as of September 30, 2011 and December 31, 2010 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2011.

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

Loss Per Share
In accordance with FASB ASC Topic 260, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2011 and 2010, there were 30,946,962 and 21,775,362 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

Recently Issued Accounting Pronouncements
The Company has adopted all accounting pronouncements effective before September 30, 2011 which are applicable to the Company.

In September 2009, the FASB issued an update to its accounting guidance regarding multiple-deliverable revenue arrangements. The guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after September 15, 2010 but may be early adopted as of the beginning of an annual period. The Company adopted this guidance on January 1, 2011 and it did not have a material impact on its financial statements.

In October 2009, the FASB issued an update to its accounting guidance regarding software revenue recognition. The guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in FASB ASC Topic 985, “Software.” In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010 but may be early adopted. The Company adopted this guidance on January 1, 2011 and it did not have a material impact on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amends ASC Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a material effect on the Company’s financial statements.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – RESTRICTED CASH

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral.  The amount of the deposit was based on 10% of the six-month rolling sales volume and was approximately $2.8 million as December 31, 2010. The security reserve deposit was funded by the institution withholding a portion of daily cash receipts from Visa and MasterCard transactions. During February 2011, the Company negotiated the deposit amount down to $2.0 million.  The amount of the deposit was $2.0 million as of September 30, 2011.

The Company was required to issue a $250,000 standby letter of credit to its landlord as a security deposit. The letter of credit is collateralized by cash held in an account at the Company’s bank. The account is interest bearing and the Company receives the interest that is earned.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company entered into an agreement with Worth Linen Associates to provide consulting services related to marketing strategy and execution, call center operations and efficiencies, financial procedures and collections, and data systems and customer database management.  The agreement is for a period of six months beginning June 1, 2011. As partial compensation for the agreement the Company has agreed to a grant of 419,048 registered shares of the Company’s common stock with a total value of $700,000. The number of shares was determined by dividing $700,000 by the average daily closing price of the Company’s common stock for the month of June, which was $1.67.  The shares will vest in seven installments beginning on June 1, 2011 and ending on November 30, 2011. The Company recorded $107,157 and $301,715 to selling, general and administrative expense for the three and nine months ended September 30, 2011.

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

In consideration for the Media and Marketing Services Agreement and for creating, financing, producing, testing and evaluating a television commercial to market the Company’s products, the Company issued to GRM two five-year warrants each for the purchase of 1,000,000 shares of the Company’s common stock at a price of $1.25 per. One of the warrants may be exercised only for cash.  The Company also issued to GRM a five-year warrant (“Media Services Warrant”) for the purchase of 8,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The Media Services Warrant may be exercised only with cash and was subject to vesting as follows: for each $2 of media placement costs advanced by GRM on the Company’s behalf, the right to purchase one share of the Company’s common stock vested.  As of September 30, 2011, all of the warrants had vested. During the three and nine months ended September 30, 2010, 2.4 million and 6.0 million warrants vested, and $6.4 million and $18.3 million was expensed to media and marketing services – related party expense.

On September 30, 2011, the Company and GRM entered into amendments of all three of GRM’s warrants, for the purchase of a total of 10,000,000 shares of the Company’s common stock. Each of the amendments resulted in a decrease in the exercise price of the warrants to $0.30 per share. The fair value of the modified instruments was determined using a Black-Scholes option-pricing model. The resulting incremental fair value of $974,613 was recorded as a charge to interest expense – related party.

During March and April 2011, the Company offered certain holders of warrants to purchase shares of the Company’s common stock a discount on their exercise price if they exercised their warrants for cash.  The holders exercised warrants for the purchase of 615,293 shares of common stock at exercise prices from $0.75 to $0.94.  The original exercise prices ranged from $1.00 to $1.25. The Company received proceeds of $484,163, net of fees of $25,482. The Company has recorded the incremental difference in the fair value of the original and modified instruments on the date of modification.  The fair value of the modified instruments was determined using a Black-Scholes option-pricing model. The resulting incremental fair value of the warrants originally issued for services of $14,147 was recorded as a charge to selling, general and administrative expense. The resulting incremental fair value of $102,717 associated with all other warrants was recorded as a charge to loss on securities modifications.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

The following represents a summary of the warrants outstanding at September 30, 2011 and 2010 and changes during the nine months then ended:

	Nine Months Ended
	September 30, 2011			September 30, 2010
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average	Aggregate
	of	Exercise	Intrinsic	Of	Exercise	Intrinsic
	Warrants	Price	Value	Warrants	Prices	Value

Outstanding, beginning of period	18,723,313	$1.22		13,026,657	$1.20

Issued	1,666,667	$0.375		6,038,636	$1.25
Exercised	(786,256)	$1.11		(159,150)	$1.23
Expired	(1,871,692)	$1.00		-	-
Outstanding, end of period	17,732,032	$0.63	$600,000	18,906,143	$1.23	$49,828,886

Exercisable, end of period	16,065,365	$0.65	$600,000	18,906,143	$1.23	$49,828,886

The following table summarizes information about warrants outstanding at September 30, 2011:

		Weighted
		Average
	Number of	Remaining
	Warrant	Contractual
Exercise Price	Shares	Life (Years)
$ 0.30	10,000,000	2.5
$ 0.375	1,666,667	2.5
$ 1.00	302,881	1.3
$ 1.01	700,306	4.2
$ 1.20	221,750	1.4
$ 1.25	4,580,438	1.1
$ 1.80	2,500	2.6
$ 1.83	125,000	2.6
$ 2.05	77,490	3.0
$ 2.18	55,000	1.0

	17,732,032

The weighted average grant date fair value of warrants granted during the three months ended September 30, 2011 and 2010 was $0.11 and $3.03 per share, respectively. The weighted average remaining life of the vested warrants is 2.3 years.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ DEFICIT (Continued)

Stock options
In January 2005, the Company adopted the CyberDefender Corporation 2005 Stock Option Plan (sometimes called the CyberDefender Corporation 2005 Equity Incentive Plan and referred to herein as the “2005 Plan”), which provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2005 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a  period of service or attainment of specified performance objectives. The maximum aggregate amount of options that may be granted from the 2005 Plan is 931,734 shares, of which awards for the purchase of 563,233 shares have been granted and are outstanding, awards for the purchase of 238,125 shares have been exercised and awards for the purchase of 130,376 shares are available for grant at September 30, 2011.

On October 30, 2006, the Company adopted the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”) that provides for the granting of Incentive Stock Options or Nonstatutory Stock Options, the issuance of stock appreciation rights, stock purchase rights and awards of stock. Under the terms of the 2006 Plan, the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options may have a maximum term of ten years and generally vest over a period of service or attainment of specified performance objectives. The maximum aggregate amount of stock based awards that may be granted from the 2006 Plan is 2,875,000 shares, of which awards for the purchase of 2,130,389 shares have been granted and are outstanding, awards for the purchase of 333,191 shares have been exercised, awards of stocks totaling 286,944 shares have been awarded and awards for the purchase of 124,476 shares are available for grant at September 30, 2011.

A summary of stock option activity for the 2005 Plan and 2006 Plan is as follows:

	Nine Months
	September 30, 2011				September 30, 2010
			Weighted				Weighted
		Weighted	Average			Weighted	Average
	Number	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Options	Prices	Term	Value

Outstanding, beginning of period	2,735,896	$2.07	7.62		1,856,293	$1.09	7.57

Granted	538,000	$1.44	7.60		938,626	$3.65	9.55

Exercised	(46,500)	$0.15	3.53		(73,200)	$0.85	5.71

Forfeited	(533,774)	$3.45			(69,500)	$2.28

Outstanding, end of period	2,693,622	$1.70	6.77	$76,736	2,652,219	$1.97	7.77	$5,137,768

Exercisable, end of period	2,039,293	$1.37	6.09	$76,736	1,586,269	$1.11	6.84	$4,359,134

Vested, exercisable and expected to vest in the future	2,507,990	$1.63	6.60	$76,736	2,456,463	$1.78	7.65	$5,203,768

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $0.70 and $2.50 per option, respectively.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2011 and 2010, 654,329 and 1,065,950 of the options granted are not vested with an estimated remaining value of $765,447 and $1.8 million, respectively. At September 30, 2011 and 2010, the remaining value of non vested options granted is expected to be recognized over the weighted average vesting period of 2.45 and 2.61 years, respectively.

The Company recorded compensation expense associated with the issuance and vesting of stock options of approximately $463,000 and $913,000 in selling, general and administrative expense for the three and nine months ended September 30, 2011, respectively. The Company recorded compensation expense associated with the issuance and vesting of stock options of approximately $310,000 and $701,000 in selling, general and administrative expense for the three and nine months ended September 30, 2010, respectively.

During the nine months ended September 30, 2011 and 2010, 46,500 and 73,200 employee stock options were exercised for total proceeds to the Company of $6,928 and $62,000, respectively.  The aggregate intrinsic value of the exercised options was approximately $116,000 and $242,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Company recognizes the fair value of options issued to employees and consultants as stock-based compensation expense over the vesting period of the awards. The estimated fair value of options is based on the Black-Scholes pricing model.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On March 31, 2010, the Company issued in a private placement to GRM a 9% Secured Convertible Promissory Note in the aggregate principal amount of $5.3 million (the “GR Note”), due March 31, 2012.  The Company received net proceeds of $5.0 million after payment of an issuance fee of $0.3 million to GRM.  The Company recorded the issuance fee as a discount to the GR Note. The GR Note accrues simple interest at the rate of 9% per annum, payable on the first day of each calendar quarter in cash; provided, however, that GRM may elect to cause the accrued unpaid interest for any applicable quarter to be added to the then outstanding principal amount of the GR Note.   GRM chose to have the interest payments due July 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011 added to the aggregate principal amount of the GR Note increasing the principal amount to $5,793,342 as of September 30, 2011.  For the three and nine months ended September 30, 2011 the Company recorded $130,350 and $382,508 to interest expense – related party under the GR Note, respectively. For the three and nine months ended September 30, 2010 the Company recorded $121,933 and $241,183 to interest expense – related party under the GR Note.

The outstanding principal amount of the GR Note and accrued unpaid interest due thereon may be converted, at GRM’s election, into the Company’s common stock.  The initial conversion price was $3.50 per share (the “Conversion Price”), subject to adjustment only in the event of stock splits, dividends, combinations, reclassifications and the like.  The Company recorded a discount on the GR Note of $908,571 as a result of a beneficial conversion feature. Effective as of February 25, 2011, the Company and GRM entered into a second amendment to the GR Note to provide that the Conversion Price be reduced to $2.20. The Company remeasured the intrinsic value of the conversion feature embedded in the GR Note at the time of the reduction in the Conversion Price and determined that the fair value of the change was $877,824 which was added to the discount.  The discount is being amortized over the term of the GR Note. The Company amortized $353,646 and $925,889 to interest expense – related party related to the GR Note for the three and nine months ended September 30, 2011. The Company amortized $151,071 and $302,142 to interest expense – related party related to the GR Note for the three and nine months ended September 30, 2010.

As part of the transaction, the Company incurred deferred financing costs of approximately $51,000. These costs are being amortized over the term of the GR Note.  The Company recorded amortization of $6,377 and $19,131 to interest expense – related party during the three and nine months ended September 30, 2011, respectively. The Company recorded amortization of $6,377 and $12,754 to interest expense during the three and nine months ended September 30, 2010.

Effective as of February 25, 2011, the Company and GRM entered into a Loan Modification Agreement (the “Loan Modification Agreement”) pursuant to which the Company and GRM agreed to convert the existing indebtedness evidenced by a credit facility to indebtedness that is convertible into shares of the Company’s common stock.  Pursuant to the Loan Modification Agreement, the Company and GRM agreed to amend and restate the credit facility on the terms and conditions of an Amended and Restated Nine Percent (9%) Secured Convertible Promissory Note made as of February 25, 2011, and due March 31, 2012 (the “2011 GR Note”).

The Company recorded interest expense of $386,651 for the 10% repayment fee on the credit facility for the nine months ended September 30, 2011. Interest on the aggregate unconverted and outstanding principal amount of the 2011 GR Note at the rate of 9% per annum is payable by the Company to GRM on the first day of each calendar quarter during the term.  GRM chose to have the interest payments due July 1, 2011 added to the aggregate principal amount of the 2011 GR Note increasing the principal amount to $5,878,588 as of September 30, 2011. At any time, and until it is paid in full, the 2011 GR Note may be converted by GRM to shares of the Company’s common stock, in whole or in part and from time to time.  The Conversion Price was adjusted to $1.86 as of March 31, 2011.  As a result, the Company recorded a discount on the 2011 GR Note due to this beneficial conversion feature of $1.0 million. The Company amortized $252,857 and $505,714 to interest expense – related party related to the 2011 GR Note for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2011 the Company recorded $132,268 and $387,362 to interest expense – related party under the 2011 GR Note, respectively.

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

On September 30, 2011, and effective as of September 23, 2011, the Company and GRM entered into a Second Waiver and Forbearance Agreement (the “Agreement”).  Pursuant to the Agreement, the Company, among other things: (i) acknowledged its failure to make interest payments payable on July 1, 2011 under the GR Note; (ii) acknowledged its failure to make interest payments payable on July 1, 2011 under the 2011 GR Note (together, the “ GR Notes”); and (iii) acknowledged certain other defaults in connection with the GR Notes.

Pursuant to the Agreement, GRM, among other things, agreed: (i) to capitalize the unpaid interest payments described above and payable on July 1, 2011 conditioned upon the Company’s payment of the interest payments due October 1, 2011 on the Notes; (ii) for a period of one hundred and twenty days through and including January 24, 2012, and for that period only, to waive its rights and remedies under the GR Notes and certain related documents and not to assert that the Company is in default of the GR Notes and related documents.  Pursuant to the Agreement, GRM’s waiver and forbearance are conditioned upon the Company’s compliance with its obligations under the GR Notes and related documents, subject to certain exclusions.  In the event of the Company’s default, GRM reserves the right to terminate the Agreement and pursue its rights and remedies with respect to any previously existing or subsequent default. In exchange for the Second Waiver and Forbearance the Company agreed to amend GRM’s warrants reducing the exercise price from $1.25 to $0.30.

On September 28, 2011, the Company completed the private sale of $2.2 million in aggregate principal amount of 9% Subordinated Convertible Promissory Notes (the “9% Notes”) to 33 accredited investors, including two independent directors of the Company, pursuant to Securities Purchase Agreements.  With the exception of the 9% Notes sold to the independent directors, the 9% Notes are convertible, at the election of the holders, into shares of the Company’s common stock at a conversion price of $0.72 per share.  The 9% Notes sold to the independent directors are convertible, at their election, into shares of the Company's common stock at a conversion price of $0.90 per share, unless our stockholders approve a conversion price of $0.72. The 9% Notes and accrued interest are due and payable thirteen months after the date of issuance, and are subordinate to certain senior debt owed by the Company to GRM.

In addition, each investor, with the exception of the Company's independent directors and the note resulting from the conversion of an account payable, will receive one incentive share of the Company’s common stock for each dollar invested. The independent directors will receive their pro rata portion of the incentive shares if approved by our stockholders. The incentive shares will be issued by the Company from its treasury following the transfer to the Company of shares owned by Gary Guseinov, the Company’s former chief executive officer and former chairman of the board of directors. The Company determined that the proceeds from the sale of the 9% Notes must be allocated between the 9% Notes and the incentive shares based on their relative fair values.  The Company allocated $1,309,235 to the incentive shares based on the closing price of the Company’s common stock on the closing date of each tranche of the offering.  This amount was recorded as a discount to the 9% Notes. The Company recorded an additional discount on the 9% Notes due to a beneficial conversion feature of $258,557. The Company amortized $219,586 to interest expense related to the discount on the 9% Notes for the three and nine months ended September 30, 2011.

On September 30, 2011, the Company completed the first of three tranches of a private sale of an aggregate of $3.0 million of 10.5% Subordinated Convertible Promissory Notes (the “10.5% Notes”) to an investor in the Company, pursuant to a Securities Purchase Agreement.  The investor purchased the first 10.5% Note in the face amount of $1.0 million.  Each of the three 10.5% Notes is convertible, at the investor’s election, into shares of the Company’s common stock at a conversion price of $0.30 per share.  The second and third tranches of the sale are scheduled to close on October 31, 2011 and November 30, 2011, respectively.  Each of the 10.5% Notes is due and payable thirteen months after the date of issuance and each is subordinate to certain senior debt owed by the Company to GRM.   The investor received (and in the second and third tranches will receive) a warrant ("Warrant") to purchase one-half of one share of the Company’s common stock for each share of common stock he is entitled to receive upon conversion of a 10.5% Note.  The Warrants are exercisable at $0.375 per share of common stock. The Company valued the Warrant using the Black-Scholes option-pricing model and recorded a discount to the 10.5% Note of $188,147.

During the terms of the 10.5% Notes purchased and to be purchased, the investor has the right, upon prior written notice to the Company, to cause the Company’s board of directors to appoint to the board: (a) him or one of his representatives acceptable to the Company;  and (b) subject to the requirements of the Nasdaq Marketplace Rules or approval by the Company’s stockholders, one additional representative who at all times shall: (i) qualify as an “independent” director, as that term is defined in the Nasdaq Marketplace Rules and the applicable rules of the Securities and Exchange Commission;  (ii) be acceptable to the Company; and (iii) be subject to approval by GRM.

Convertible notes payable consist of the following:
	September 30, 2011	December 31, 2010
GR Note	5,793,342	5,541,183
2011 GR Note	5,878,588	-
Credit Facility	-	5,039,230
9% Notes	2,240,412
10.5% Note	1,000,000
Unamortized discount	(2,749,359)	(755,357)
Convertible notes payable, net	$12,162,983	$9,825,056

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan under 401(k) of the Internal Revenue Code that covers employees meeting certain service requirements. The total amount contributed by the Company to the plans is determined by the plan provisions. During the three and nine months ended September 30, 2011, the cost of Company matching contributions was $18,625 and $71,186, respectively. During the three and nine months ended September 30, 2010, the cost of Company matching contributions was $32,309 and $66,163, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

On March 24, 2009, the Company entered into a Media and Marketing Services Agreement, as amended, with GRM.  The term of the agreement is until December 31, 2013 unless the agreement is terminated earlier in accordance with the terms and conditions thereof. Pursuant to the agreement, GRM will provide direct response media campaigns, including radio and television direct response commercials, to promote the Company’s products and services and will purchase media time on the Company’s behalf. As compensation for the services the Company issued warrants to GRM. See Note 5 for a detailed description of all warrants issued to GRM and the vesting of those warrants. The Media and Marketing Services Agreement was amended on October 15, 2010 to add a monthly creative management fee of $75,000 as all of the warrants issued to GRM had vested. An amendment to the agreement allowed $50,000 of the creative management fee to be waived per month by GRM during the four month period commencing on June 1, 2011 and expiring on September 30, 2011 if the Company remained in compliance with all of its obligations under the agreement. The Company paid GRM $60,000 and $510,000 in creative management fees for the three and nine months ended September 30, 2011.

Under the agreement, the Company will grant to GRM, as security for the Company’s prompt payment of all amounts due and performance of all obligations under the agreement, a security interest in substantially all of the Company’s assets.

In addition, GRM invoiced the Company $110,534 and $346,766 for the three and nine months ended September 30, 2011 for their overhead expense reimbursement on media costs incurred by GRM pursuant to the agreement. GRM invoiced the Company $122,433 and $301,932 for the three and nine months ended September 30, 2010.

On September 23, 2009, the Company appointed a representative of GRM to the Company’s board of directors pursuant to the Media and Marketing Services Agreement.  On October 22, 2010, the Company and GRM entered into a Third Amendment to the Media and Marketing Services Agreement (“the Third Amendment”), effective as of October 15, 2010.  Pursuant to the Third Amendment, GRM has the right to appoint one observer to the board of directors at any time when there is no GRM director on the board of directors.  Effective October 25, 2010, the GRM representative to the Company’s board of directors resigned and GRM appointed an observer.

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

In consideration of the license granted to GRM in the License Agreement, GRM will pay royalties to the Company on a product-by-product basis for each annual subscription and each annual renewal by end users of the products covered by the License Agreement.  Upon the achievement of certain milestones or conditions in the License Agreement, GRM will make annual advances of royalties to the Company in the amount of $250,000 per year.  If GRM fails to pay an annual advance when due, and if certain other conditions are met, the License shall become non-exclusive.  The Company did not record any revenue under the License Agreement for the three or nine months ended September 30, 2011 and 2010.

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

CYBERDEFENDER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

The License Agreement also provides that, after certain conditions are met, the Company has the right to buy back and terminate the License (and the related rights of GRM) as it relates to the territory of the United States (the “Domestic Buy-Out Right”) and/or to the collective territories outside of the United States (the “International Buy-Out Right”).  The price to be paid by the Company in connection with the Domestic Buy-Out Right or International Buy-Out Right, as applicable, will be based on a combination of factors, including (i) the annualized gross revenue earned by GRM in connection with the sale and distribution of products in the applicable territory being “bought out” by the Company (the “Annualized Gross Revenue”), (ii) the enterprise value of the Company, (iii) the gross revenue of the Company for the 12 months preceding its exercise of such buy-out right and/or (iv) the fair market value of GRM’s rights under the License Agreement (with respect to the territory being “bought out” by the Company).   In no case, however, will the buy-out price be less than (a) 1.5 times the Annualized Gross Revenue, if the applicable buy-out right is exercised within one year of such right becoming exercisable, or (b) 3.0 times the Annualized Gross Revenue, if the applicable buy-out right is exercised at any time after the one-year anniversary of such right becoming exercisable.  The buy-out price will be payable in cash or in shares of the Company’s common stock, or any combination thereof, at GRM’s discretion.

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

NOTE 8 - SUBSEQUENT EVENTS

On October 18, 2011, the Company completed the private sale of an aggregate of $454,800 of the Company’s common stock at $0.6425 per share to six accredited investors pursuant to Securities Purchase Agreements.  Each purchaser received a warrant to purchase one share of common stock for each two shares of common stock purchased at an exercise price of $0.8031. In connection with the sales, the Company paid a commission of $36,384 and issued a warrant to purchase 18,192 shares of common stock with an exercise price of $0.8031.

On October 7, 2011, the Board of Directors of the Company approved amendments to stock options agreements (“Agreements) issued to its directors, officers and certain employees and consultants to reduce the exercise price of the options to purchase the Company’s common stock that are subject to the Agreements. The exercise price will be reduced to $0.735, the market closing price on October 10, 2011. The Company will record expense of $235,237 in October related to the repricing.

On October 27, 2011, a purported class action complaint was filed by a former employee against the Company and TriNet Employer Group, Inc., which formerly handled payroll, benefits and certain human resources matters for the Company, in the Superior Court of the State of California for the County of Los Angeles.

The former employee, on behalf of herself and the members of the alleged class, has asserted claims based upon alleged: failure to pay statutorily mandated wages; failure to pay reporting time wages; failure to provide adequate meal and rest periods or proper compensation in lieu thereof; failure to furnish accurate itemized wage statements; failure to keep accurate payroll records; waiting time penalties; and unlawful unfair and fraudulent activity.  The former employee seeks unspecified restitution, damages, penalties and other relief.

The Company believes the claim is without merit and intends to vigorously defend it.

On November 4, 2011, the Company completed the second of three tranches of the private sale of an aggregate of $3.0 million of the 10.5% Notes to an investor in the Company, pursuant to a Securities Purchase Agreement. See Note 5 above for a detailed description of the transaction.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q filed by CyberDefender Corporation (referred to as “the Company”, “we”, “us” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	changes in local, state or federal regulations that will adversely affect our business;

•	our ability to raise capital as and when we need it;

•	our ability to market and distribute or sell our products;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	whether we will continue to receive the services of certain officers and directors; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the risks identified in the Company’s Form 10-K for the year ended December 31, 2010 and the information in future documents we file with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a marketer and provider of remote LiveTech support services and security and computer optimization software to the consumer and small business market. We are located in Los Angeles, California.  Our mission is to bring to market advanced solutions and support to optimize performance and to protect computer users against Internet viruses, spyware, identity theft and other related security threats.

We believe that providing a “software only” solution to computer security problems is not as effective as our comprehensive solution, which includes security and optimization software in conjunction with access to remote technicians.  Our customers benefit from having a technician analyze their computers and repair problems that they may not have the time or expertise to resolve.

Strategic Repositioning

Over the course of the past two years, our business has evolved and the opportunity before us today is very different from where we started, when anti-virus software products were all that we developed and sold. During the second quarter of the 2011 fiscal year, we determined that it was the opportune time to formalize a plan which would enable us to best capitalize on our strength with direct to consumer marketing and leverage our position as a leading provider of remote technical support services. We have implemented and we are continuing to implement a strategic plan to achieve profitability while maintaining strong growth. Major elements of this plan include:

•	New leadership. The Board of Directors has reached an agreement in principle to appoint Mr. Greg Thomas as chief executive officer for a period of twelve months
•	Focusing strategic efforts on high-growth LiveTech service offerings
•	Discontinuing the development of proprietary software intended for sale to consumers
•	Improving software product offerings via third party licensing arrangements
•	Increasing focus on optimizing operations to accelerate profitability
•	Reducing overhead and call center operational costs while improving overall customer experience
•	Augmenting our management team with additional expertise from direct response industry veterans who are charged with improving results, accountability and profit performance
•	The Company expects to continue to operate its own in-house technical support call center for our LiveTech remote computer repair service

During the second and third quarters, we eliminated substantial headcount across the entire organization focusing specifically on software development.  We are seeking to replace both our proprietary anti-virus software and our PC optimization software with software to be licensed from reputable, third-party software vendors. We plan to continue to execute on the strategic plan throughout the fourth quarter of 2011.

We evaluate our financial performance utilizing a variety of indicators. Four of the primary indicators that we utilize to evaluate the ongoing performance of our business include gross sales (a non-GAAP measure), income/loss from operations, net cash used in operating activities and renewal revenue. See the “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Gross sales are a non-GAAP measure which we define as total sales before returns and before deferring revenue for GAAP purposes. We believe gross sales is an appropriate measure to be used in evaluating the performance of our business as it gives a better indication of our operating performance and the profitability of our marketing initiatives.  Gross sales for the three months ended September 30, 2011 decreased $4.7 million, or 26%, to $13.8 million from $18.5 million for the three months ended September 30, 2010. The decrease in gross sales for the three months ended September 30, 2011 was mainly due to the Company's decision to reduce the amount spent on advertising as it began implementing the repositioning plan with the initial emphasis on cost reduction and optimization of operations. Gross sales for the nine months ended September 30, 2011 increased $8.1 million, or 19%, to $50.9 million from $42.8 million for the nine months ended September 30, 2010. As detailed in the table in the section below titled “Trends, Events and Uncertainties,” service and renewal revenue increased for the nine months ended September 30, 2011 as compared to 2010. The increase for the nine months ended September 30, 2011 was driven by several factors: increased direct-response advertising efforts through our partnership with GRM during the first two quarters of 2011, increasing demand for our LiveTech services as indicated by improved sales conversion rates, continued improvements related to infrastructure optimization including SaaS-based CRM, IVR and eCommerce platforms and several Company initiatives to increase renewals.

Loss from operations for the three months ended September 30, 2011 decreased $7.7 million, or 72%, to $2.9 million from $10.6 million for the three months ended September 30, 2010. This decrease is primarily attributable to an increase in gross profit and a decrease in operating expenses.  The increase in gross profit is primarily attributable to a decrease in cost of revenue as a result of the implementation of cost cutting measures of our repositioning plan. The decrease in operating expenses is due to a decrease in media and marketing services expense related to the Media Services Warrant that vested in 2010. During the three months ended September 30, 2010, 2.4 million warrants vested and the Company recorded non-cash expense of $6.4 million to media and marketing services – related party. Loss from operations for the nine months ended September 30, 2011 decreased $16.1 million, or 54%, to $13.6 million from $29.7 million for the nine months ended September 30, 2010. This decrease in loss from operations is also primarily attributable to a decrease in media and marketing services expense related to the Media Services Warrant that vested in 2010. During the nine months ended September 30, 2010, 6.0 million warrants vested and the Company recorded non-cash expense of $18.3 million to media and marketing services – related party.

Net cash used in operating activities for the nine months ended September 30, 2011 increased $0.1 million, or 2%, to $4.5 million from $4.4 million for the nine months ended September 30, 2010. Net cash used in operating activities during the nine months ended September 30, 2011 was primarily the result of the net loss of $17.6 million. Net loss was adjusted for non-cash items such amortization of debt discount of $2.0 million, compensation expense for vested stock options of $0.9 million and loss on securities modifications of $1.1 million. Additionally the following items also impacted cash flow from operations: (i) a decrease in restricted cash of $0.8 million resulting from the reduction of the merchant processing reserve to $2 million; (ii) a decrease in accounts receivable of $0.7 million; (iii) an increase in accounts payable and accrued expenses – related party of $1.7 million resulting from the payment terms being negotiated to 30 days from 15 days; and (iv) an increase in deferred revenue of $3.1 million as a result of increased sales.

Renewal revenue, on a non-GAAP gross basis, for the nine months ended September 30, 2011 increased $2.9 million, or 63%, to $7.6 million from $4.7 million for the nine months ended September 30, 2010. This increase was attributable to the increase in our subscriber base due for renewal and our initiatives to increase renewals. Renewal revenue is important to us for two reasons. The first is that when customers renew, it underscores our commitment to delivering top quality products and services. Second, the cost of renewal customers is minimal. As we continue to build our renewal base, our advertising costs as a percentage of revenue should decrease, which we expect to help us reach profitability.

There are challenges and risks associated with our recent growth and the new strategic repositioning plan that we are implementing.  Our growth may not continue as expected or at all.  Any one or all of our new initiatives may not produce the expected results. To date, our operations have been primarily financed through debt and equity proceeds from private placement offerings.  We believe that our repositioning strategy will allow us to rely on our strong direct to consumer marketing expertise to strengthen our position as a leading provider of remote technical support services.  However, the full implementation of the new strategy will depend upon our ability to secure additional financing.

During the third quarter, the Company closed two private offerings of subordinated convertible promissory notes to accredited investors, totaling $3.2 million with a commitment for another $2.0 million, as described in Note 5 to the financial statements. The Company believes, but cannot guarantee, that these funds will be sufficient to permit the Company to continue to operate until it can secure additional financing that is required to continue to operate as a going concern and to repay the debt in the approximate amount of $11.7 million that is owed to GR Match, LLC (“GRM”) and due on March 31, 2012.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern.  We are presently engaged in active discussions with existing and prospective investors for additional financing but, other than the commitment for $2.0 million described in Note 5 to our financial statements, there are no commitments at this time and we can give no assurance that the additional financing can be secured on favorable terms, or at all.  If we cannot obtain financing, then we may be forced to further curtail our operations, to evaluate a sale of the Company or to consider other strategic alternatives such as bankruptcy.  Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

For a discussion of the Second Waiver and Forbearance Agreement entered into by the Company and GRM on September 30, 2011, please see the section title "Liquidity and Capital Resources" below.

We are pursuing all strategic and financing opportunities in order to seek to properly capitalize our operations and execute our strategic repositioning plan.

Critical Accounting Policies and Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Financial Statements during the three months ended September 30, 2011 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Contractual Obligations

We are committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Debt obligations	$14,912,342	$11,671,930	$3,240,412	$-	$-
Capital lease obligations	$233,954	$140,819	$93,135	$-	$-
Operating lease obligations	$8,292,936	$878,152	$1,822,505	$1,929,900	$3,662,379

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

The following table summarizes our GAAP revenue and deferred revenue for each quarter of the most recently completed fiscal year as well as for the most recent three quarters.
Quarter Ended	Net Revenue	Cumulative Deferred Revenue
31-Mar-10	$9,477,330	$11,619,760
30-Jun-10	9,712,586	$12,081,434
30-Sep-10	12,746,103	$14,163,271
31-Dec-10	13,632,526	$15,458,653
Fiscal Year 2010 Total	$45,568,545

31-Mar-11	$15,375,893	$18,320,111
30-Jun-11	$12,720,597	$18,679,025
30-Sep-11	$11,786,549	$18,249,570
Fiscal Year 2011 Total	$39,883,039

The following table summarizes our gross sales by category for each quarter of the most recently completed fiscal year as well as for the most recent three quarters. Gross sales are a non-GAAP measure that we use in assessing our operating performance. We define gross sales as total sales before returns and before deferring revenue for GAAP purposes. We reference this non-GAAP financial measure frequently in our decision-making as management believes it provides a better indication of our operating performance and the profitability of our marketing initiatives. We include this non-GAAP financial measure in our earnings announcements in order to provide transparency to our investors and to enable investors to better understand our operating performance. However, we do not recommend that gross sales are solely used to assess our financial performance or to formulate investment decisions.

Quarter Ended	Software		Services		Ancillary		Renewals		Total
31-Mar-10	$4,092,152	35%	$5,802,486	49%	$856,297	7%	$1,062,473	9%	$11,813,408
30-Jun-10	3,504,147	28%	6,967,067	56%	568,525	5%	1,389,064	11%	12,428,803
30-Sep-10	4,155,264	22%	11,706,203	63%	501,721	3%	2,196,572	12%	18,559,760
31-Dec-10	3,944,197	21%	12,780,949	67%	493,886	3%	1,890,599	10%	19,109,631
Fiscal Year 2010 Totals	$15,695,760	25%	$37,256,705	60%	$2,420,429	4%	$6,538,708	11%	$61,911,602

31-Mar-11	$4,696,930	22%	$13,971,456	65%	$478,516	2%	$2,450,982	11%	$21,597,884
30-Jun-11	$2,867,130	18%	$9,694,401	63%	$248,564	2%	$2,689,628	17%	$15,499,723
30-Sep-11	$2,608,266	19%	$8,634,042	62%	$138,721	1%	$2,439,091	18%	$13,820,120
Fiscal Year 2011 Totals	$10,172,326	20%	$32,299,899	63%	$865,801	2%	$7,579,701	15%	$50,917,727

The following table summarizes our new gross sales by category (not including renewals), separated into one year licenses or service agreements versus multi-year licenses or service agreements.

	Nine Months Ended September 30,
	2011		2010
1 Year - Software sales	$8,999,437	21%	$10,893,692	29%
Multi-year - Software sales	1,172,889	3%	857,871	2%
One-Time/1 Year - Services sales	10,421,740	24%	8,448,674	22%
Multi-year - Services sales	21,807,780	50%	16,027,082	42%
Ancillary Sales	865,801	2%	1,926,543	5%
Total	$43,267,648		$38,153,862

The table above indicates an upward trend in the sale of our multi-year LiveTech services.  Management believes this to be a result of increased demand for the value received for these multi-year LiveTech services and the overall growing demand for remote computer repair services.

Reconciliation of GAAP to Non-GAAP Financial Measures

The following is a reconciliation of gross sales to net revenue for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross Sales	$13,820,120	$18,559,760	$50,917,727	$42,801,971
Less: Refunds	(1,433,312)	(2,455,713)	(5,603,873)	(5,411,358)
Less: Uncollected EZ pay	(729,714)	(1,276,108)	(2,639,899)	(2,070,470)
Less: Change in deferred revenue	129,455	(2,081,836)	(2,790,917)	(3,384,124)
Net revenue	$11,786,549	$12,746,103	$39,883,038	$31,936,019

Other trends, events and uncertainties that may impact our liquidity are included in the discussion below.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Net Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Net revenue	$11,786,549	$12,746,103	$(959,554)	(8)%	$39,883,039	$31,936,019	$7,947,020	25%

The decrease in net revenue for the three months ended September 30, 2011 is due to the Company reducing its advertising spend as it concentrated on its strategic plan.  The Company determined that it could implement its strategic plan quicker and more effectively if it was not focused on growing sales at the same time. The increase in net revenue for the nine months was driven by several factors: increased direct-response advertising efforts through our partnership with GRM during the first two quarters of 2011, increasing demand for our software products and remote LiveTech services, an increase in renewal revenues and continued improvements related to infrastructure optimization including SaaS-based CRM, IVR and eCommerce platforms. See the discussion of advertising expenses below.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Cost of revenue	$4,087,514	$5,833,897	$(1,746,383)	(30)%	$17,315,892	$13,002,748	$4,313,144	33%

The decrease in cost of revenue for the three months ended September 30, 2011 resulted from the initial stages of implementation of our strategic plan.  We were able to reduce expenses related to outsourced call centers by $1.4 million to $1.4 million for the three months ended September 30, 2011 as compared $2.8 for the three months ended September 30, 2010. The increase in cost of revenue for the nine months ended September 30, 2011 was primarily attributable to the expansion of our call center operations to support the increase in sales of our remote LiveTech services during the first two quarters and the transition to CyberDefender managed call centers. During 2010, we transitioned to using only CyberDefender managed call centers, internal as well as through third-parties.  Prior to the transition the Company contracted with an outsourced call center on a revenue share basis that allowed us to defer the cost for GAAP accounting.  Cost of revenue includes compensation related expenses of our internal sales and technical support staff, as well as the cost of outsourced call centers. Compensation-related expenses for our internal technical support staff totaled $8.1 million for the nine months ended September 30, 2011 as compared to $5.5 for the nine months ended September 30, 2010. Expenses related to outsourced call centers totaled $8.5 million for the nine months ended September 30, 2011 as compared $6.8 for the nine months ended September 30, 2010.

Operating Expenses

Media and marketing services
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Media and marketing services	$5,145,097	$5,954,673	$(809,576)	(14)%	$17,074,770	$16,038,652	$1,036,118	6%

Media and marketing services expense is comprised primarily of TV and radio advertising and the related functional resources. The decrease for the three months ended September 30, 2011 is due to us reducing our advertising spend as we concentrated on cost cutting and operations optimization aspects of our strategic plan.  This increase for the nine months ended September 30, 2011 was attributable to the Company’s increased advertising spend in the first two quarters of 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Media and marketing services – related party	$175,534	$6,500,634	$(6,325,100)	(97)%	$861,766	$18,623,694	$(17,761,928)	(95)%

Media and marketing services – related party expense is mainly comprised of non-cash expense related to the Media Services Warrant issued to GRM.  This decrease was primarily attributable to the non-cash expense related to the Media Services Warrant that vested in 2010 and other warrants issued to GRM.

Product Development
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Product Development	$571,289	$742,207	$(170,918)	(23)%	$2,334,051	$2,457,726	$(123,675)	(5)%

Product development expenses are comprised of research and development costs associated with the development of new products as well as the ongoing support and improvement of current products and the technology platform to sell these products. The decrease is primarily attributable to decreased salaries and compensation as a result of the initial implementation of the Company’s strategic plan that included a shift in focus from internal software development to the growth of our LiveTech business and the licensing of new products.

Selling, General and Administrative
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

S,G & A	$4,610,523	$4,252,866	$357,657	8%	$15,574,806	$11,402,399	$4,172,407	37%

Selling, general and administrative expenses are primarily comprised of salaries and wages, stock compensation expense, third party credit card processing fees, legal and professional fees, rent and other normal operating expenses.

The increase in S, G & A for the nine months ended September 30, 2011 was attributable to (i) an increase in salaries and wages and related compensation expenses, including benefits and payroll taxes, of $0.5 million resulting from the increase in staffing across all departments required as a result of the increase in sales and scaling of infrastructure; (ii) an increase in merchant processing fees of $0.7 million due to increased sales and the Company’s use of services provided by Vindicia, a leading provider of on-demand billing solutions for online merchants; (iii) an increase in professional fees of $0.7 due to the addition of an independent board of directors and the hiring of a direct-response consulting firm to improve the Company’s performance; and (iv) an increase in the cost of the updated call center infrastructure including the new CRM and IVR of $1.9 million.

Loss From Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Loss from operations	$2,914,762	$10,590,041	$(7,675,279)	(72)%	$13,594,956	$29,716,212	$(16,121,256)	(54)%

The decrease in loss from operations is attributable to the increase in gross profit and the decrease in operating expenses.  The increase in gross profit is attributable to the decreased costs as described above.  The decrease in the operating expenses is attributable to a decrease in media and marketing – related party expenses offset by an increase in selling, general and administrative expenses, all as described above.

Other Income/(Expense)

Interest expense, net
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Interest expense, net (including related party)	$2,122,188	$291,279	$1,830,909	629%	$3,889,622	$1,501,196	$2,388,426	159%

The increased interest expense for the nine months ended September 30, 2011 was primarily attributable to the $974, 613 expense from the reduced exercise price of the GR warrants, the higher amount of debt carried via the GR Note, the Credit Facility and the 2011 GR Note and the amortization of the debt discount.

Net Loss
	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%

Net loss	$5,036,950	$10,881,320	$(5,844,370)	(54)%	$17,587,295	$31,217,408	$(13,630,113)	(44)%

This decrease in net loss is attributable to the increase in gross profit and the decrease in operating expenses.  The increase in gross profit is attributable to the decreased costs as described above.  The decrease in the operating expenses is attributable to a decrease in media and marketing – related party expenses offset by an increase in selling, general and administrative expenses, all as described above.

Liquidity and Capital Resources

Since the filing of our Form 10-Q for the first quarter of fiscal year 2011, our cash position and liquidity have declined materially. To date, the Company's operations have been primarily financed through debt and equity proceeds from private placement offerings, as the Company has experienced operating losses for the last five fiscal years.  Management has implemented plans to continue to build its revenue base, expand sales and marketing and improve operations, however, through September 30, 2011, the Company continued to operate at negative cash flow.  While the Company is attempting to generate sufficient operating cash flow, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management is exploring the possibility of securing additional financing by means of a public or private offering of common stock.   While the Company believes in the viability of its strategy to generate sufficient operating cash flow and in its ability to raise additional financing, there can be no assurances that it will be able to do so.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, secure additional financing and generate sufficient operating cash flow.

The Company also needs to obtain additional financing to repay the debt that is owed to GRM due on March 31, 2012.  If the Company is unable to obtain additional funding, we would attempt to renegotiate the terms of the GRM debt, however, there can be no assurance that this would occur. Failure to obtain additional funding or an amendment to the GRM debt may require us to significantly curtail our operations which could have a material adverse impact on our results of operations and financial position.

During the third quarter, the Company closed two private offerings of subordinated convertible promissory notes to accredited investors, totaling $3.2 million with a commitment for another $2.0 million, as described in Note 5 to our financial statements. The Company believes, but cannot guarantee, that the $5.2 million will be sufficient to permit the Company to continue to operate until it can secure the additional financing that it requires to continue to operate as a going concern and to repay the GRM debt.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern.  We are presently engaged in active discussions with existing and prospective investors for additional investments but we have no funding commitments in place at this time, other than discussed herein, and we can give no assurance that such capital will be available on favorable terms, or at all.  If we cannot obtain financing, then we may be forced to further curtail our operations, evaluate a sale of the Company or consider other alternatives such as bankruptcy.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

On September 30, 2011, and effective as of September 23, 2011, the Company and GRM entered into a Second Waiver and Forbearance Agreement (the “Agreement”).  Pursuant to the Agreement, the Company, among other things: (i) acknowledged its failure to make interest payments payable on July 1, 2011 under that certain 9% Secured Convertible Promissory Note dated March 31, 2010 and issued by the Company in favor of GRM; (ii) acknowledged its failure to make interest payments payable on July 1, 2011 under that certain Amended and Restated 9% Secured Convertible Promissory Note dated February 25, 2011 and issued by the Company in favor of GRM (together, the “Notes”); and (iii) acknowledged certain other defaults in connection with the Notes. Pursuant to the Agreement, GRM, among other things, agreed: (i) to capitalize the unpaid interest payments described above and payable on July 1, 2011 conditioned upon the Company’s payment of the interest payments due October 1, 2011 on the Notes; (ii) for a period of one hundred and twenty days through and including January 24, 2012, and for that period only, to waive its rights and remedies under the Notes and certain related documents and not to assert that the Company is in default of the Notes and related documents.  Pursuant to the Agreement, GRM’s waiver and forbearance are conditioned upon the Company’s compliance with its obligations under the Notes and related documents, subject to certain exclusions.  In the event of the Company’s default, GRM reserves the right to terminate the Agreement and pursue its rights and remedies with respect to any previously existing or subsequent default. There can be no assurance that GRM will agree to extend the waiver period beyond 120 days.  If the waiver period is not extended, or if the Company defaults in its obligations under the Agreement, GRM will be able to pursue all of its rights and remedies against the Company resulting from the defaults. In exchange for the Second Waiver and Forbearance the Company agreed to amend GRM’s warrants reducing the exercise price from $1.25 to $0.30.

In addition, the Company has entered into arrangements with certain of its vendors pursuant to which the vendors and the Company have agreed for payments of amounts owed to the vendors and the vendors have agreed to forbear from asserting their rights and remedies against the Company, provided that the payments are made in a timely manner. If the Company is unable to secure additional financing, there can be no assurance that the unsecured creditors would continue to forbear from asserting their legal rights and remedies against the Company for amounts the Company owes.

At September 30, 2011, we had cash totaling $1.5 million.  In the nine months ended September 30, 2011, we used $4.5 million in cash flows from operations.

Cash provided/(used) during the nine months ended September 30, 2011 included:

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 increased $0.1 million, or 2%, to $4.5 million from $4.4 million for the nine months ended September 30, 2010. Net cash used in operating activities during the nine months ended September 30, 2011 was primarily the result of the net loss of $17.6 million. Net loss was adjusted for non-cash items such as amortization of debt discount of $2.0 million, compensation expense for vested stock options of $0.9 million, loss on securities modification of $1.1 million and shares and warrants issued for services of $0.4 million. Additionally the following items also impacted cash flow from operations: (i) a decrease in restricted cash of $0.8 million resulting from the reduction of the merchant processing reserve to $2 million; (ii) a decrease in accounts receivable of $0.7 million; (iii) an increase in accounts payable and accrued expenses – related party of $1.7 million resulting from the payment terms being renegotiated to 30 days from 15 days; (iv) an increase in deferred revenue of $3.1 million as a result of increased sales; and (v) a decrease in deferred charges of $1.2 million.

Our primary source of operating cash flow is the collection of sales receipts from our customers and the timing of payments to our vendors and service providers.  We did not make any significant changes to our processes during the nine months ended September 30, 2011.

The increase in cash related to accounts payable and accrued expenses was $2.6 million.  Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable.  The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements.

Our working capital deficit at September 30, 2011, defined as current assets minus current liabilities, was $29.0 million as compared to a working capital deficit of $11.4 million at December 31, 2010.  The increase in working capital deficit of approximately $17.6 million from December 31, 2010 to September 30, 2011 was primarily attributable to $10.5 million of convertible debt – related party becoming short-term, a decrease in cash and restricted cash of $1.9 million, a decrease in accounts receivable of $0.7 million, an increase in accounts payable and accrued expenses –related party of $1.7 million and an increase in current portion of deferred revenue of $2.4 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2011 was $0.1 million, which was used for property and equipment purchases.  We expect to continue to purchase property and equipment in the normal course of our business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes in computer hardware and software used in our business.  Net cash used in investing activities during the nine months ended September 30, 2010 was $1.3 million and was also related to the purchase of property and equipment.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2011 was $3.4 million, which was primarily provided by the issuance of convertible notes payable of $3.0 million and the exercise of common stock warrants totaling $0.6 million. Cash provided by financing activities during the nine months ended September 30, 2010 was $5.1 million, which was primarily provided by the net proceeds of $4.9 million from the issuance of a convertible note and the exercise of common stock warrants and stock options totaling $0.2 million.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a smaller reporting company and is not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weakness which has caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           Our controls over financial reporting are not sufficient to ensure that financial statements are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").  Because of the failure of our control procedures, material adjustments to previously issued financial statements were reported in December 2010.  Specifically, our financial statements for the year ended December 31, 2009 were restated to reflect the correction of errors related to the accounting for advertising costs that were capitalized and the measurement and classification of warrants granted to GRM under a media and marketing agreement.  We believe the restatements resulted from the lack of adequate controls to identify and report financial information in accordance with US GAAP and have concluded that material weaknesses continue to exists in our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois, on May 6, 2011.
The claims are based upon: breach of express warranties; violations of California’s unfair competition, false advertising, and consumer protection laws; breach of contract; breach of implied warranties; and unjust enrichment.  The complaint sought unspecified damages, injunctive and other equitable relief, the payment of plaintiffs’ reasonable litigation expenses and attorneys’ fees, and interest.

The Company and the attorneys for the plaintiffs entered into a Stipulation of Settlement of the class action, which was filed with the court on May 6, 2011.  The Stipulation received final approval by the court on September 13, 2011.  The Stipulation provides for a claims administration process pursuant to which purchasers of the Company’s products and services may apply for a payment of $10, subject to certain conditions.

The Company has an insurance policy in the amount of $5 million and a retention (deductible) amount of $250,000.  The Company has paid the full retention amount, and the Company and the carrier subsequently entered into a settlement agreement pursuant to which the carrier agreed to contribute a maximum of $2 million to the settlement.  Based upon the number of claims that have been filed in connection with the settlement, the Company believes that the $2 million contribution from the carrier will be more than sufficient to pay all remaining amounts required to be paid in connection with the settlement, including claims and the plaintiffs’ attorneys’ fees.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, one investor exercised a warrant to purchase 75,088 shares of common stock exercisable at $1.00 per share. The investor exercised the warrant via a cashless exercise provision and 10,357 shares were issued. We relied on section 3(9)of the Securities Act of 1933 to issue the common stock inasmuch as the securities were issued to an existing security holder and no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

For information relating to additional unregistered securities that were sold during the three months ended September 30, 2011, please see our Current Reports on Form 8-K, which was filed with the Securities and Exchange Commission on July 29, 2011, October 4, 2011, October 6, 2011 and October 14, 2011.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

On September 30, 2011, and effective as of September 23, 2011, the Company and GRM entered into a Second Waiver and Forbearance Agreement (the “Agreement”).  Pursuant to the Agreement, the Company, among other things: (i) acknowledged its failure to make interest payments payable on July 1, 2011 under that certain 9% Secured Convertible Promissory Note dated March 31, 2010 and issued by the Company in favor of GRM; (ii) acknowledged its failure to make interest payments payable on July 1, 2011 under that certain Amended and Restated 9% Secured Convertible Promissory Note dated February 25, 2011 and issued by the Company in favor of GRM (together, the “Notes”); and (iii) acknowledged certain other defaults in connection with the Notes. Pursuant to the Agreement, GRM, among other things, agreed: (i) to capitalize the unpaid interest payments described above and payable on July 1, 2011 conditioned upon the Company’s payment of the interest payments due October 1, 2011 on the Notes; (ii) for a period of one hundred and twenty days through and including January 24, 2012, and for that period only, to waive its rights and remedies under the Notes and certain related documents and not to assert that the Company is in default of the Notes and related documents.

Pursuant to the Agreement, GRM’s waiver and forbearance are conditioned upon the Company’s compliance with its obligations under the Notes and related documents, subject to certain exclusions.  In the event of the Company’s default, GRM reserves the right to terminate the Agreement and pursue its rights and remedies with respect to any previously existing or subsequent default. There can be no assurance that GRM will agree to extend the waiver period beyond 120 days.  If the waiver period is not extended, or if the Company defaults in its obligations under the Agreement, GRM will be able to pursue all of its rights and remedies against the Company resulting from the defaults.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Waiver and Forbearance Agreement dated September 30, 2011 between the registrant and GR Match, LLC (2)
10.2	8,000,000 Shares Warrant between the registrant and GR Match, LLC (2)
10.3	First 1,000,000 Shares Warrant between the registrant and GR Match, LLC (2)
10.4	Second 1,000,000 Shares Warrant between the registrant and GR Match, LLC (2)
10.5	Form of 9% Subordinated Convertible Promissory Note (2)
10.6	Form of Securities Purchase Agreement (2)
10.7	Form of Subordination Agreement (2)
10.8	Form of Security Agreement (2)
10.9	Form of 9% Subordinated Convertible Promissory Note issued to the registrant’s directors (3)
10.10	Form of Securities Purchase Agreement executed by the registrant’s directors (3)
10.11	Form of 10.5% Subordinated Convertible Promissory Note*
10.12	Form of Securities Purchase Agreement*
10.13	Form of Warrant*
10.14	Form of Securities Purchase Agreement (4)
10.15	Form of Warrant (4)
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1)	Incorporated by reference from the Registration Statement on Form S-3, File No. 333-167910, filed with the Securities and Exchange Commission on September 30, 2010.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2011.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2011.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2011.
*Filed herewith.
**Denotes an agreement with management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERDEFENDER CORPORATION

	By:	/s/ Kevin Harris
Date: November 14, 2011		Kevin Harris, Interim Chief Executive Officer

	By:	/s/ Kevin Harris
Date: November 14, 2011		Kevin Harris, Chief Financial Officer